Form 10-Q
period 2025-09-27
HNI CORP
filed 2025-11-05
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 27, 2025

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		September 27, 2025		45,831,261

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net sales	$683.8	$672.2	$1,950.6	$1,883.9
Cost of sales	395.7	393.4	1,138.0	1,110.9
Gross profit	288.1	278.8	812.6	773.0
Selling and administrative expenses	222.7	208.4	645.7	617.3
Restructuring, impairment, and loss on divestiture	0.8	1.6	9.7	3.7
Operating income	64.6	68.9	157.2	151.9
Interest expense, net	7.2	7.1	18.9	22.1
Income before income taxes	57.4	61.8	138.3	129.8
Income taxes	16.2	14.3	34.9	28.6
Net income	41.2	47.5	103.4	101.2
Less: Net income (loss) attributable to non-controlling interest	—	0.0	0.0	0.0
Net income attributable to HNI Corporation	$41.2	$47.5	$103.4	$101.2

Average number of common shares outstanding – basic	45.8	47.7	46.3	47.3
Net income attributable to HNI Corporation per common share – basic	$0.90	$1.00	$2.23	$2.14
Average number of common shares outstanding – diluted	46.7	48.7	47.3	48.4
Net income attributable to HNI Corporation per common share – diluted	$0.88	$0.98	$2.19	$2.09

Foreign currency translation adjustments	$0.1	$(0.0)	$6.3	$(0.1)
Change in unrealized gains (losses) on marketable securities, net of tax	0.0	0.3	0.2	0.3
Change in pension and post-retirement liability, net of tax	—	—	2.0	—
Change in derivative financial instruments, net of tax	0.2	(1.8)	(0.5)	(0.0)
Other comprehensive income (loss), net of tax	0.3	(1.4)	8.1	0.2
Comprehensive income	41.5	46.1	111.5	101.4
Less: Comprehensive income (loss) attributable to non-controlling interest	—	0.0	0.0	0.0
Comprehensive income attributable to HNI Corporation	$41.5	$46.1	$111.5	$101.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	September 27, 2025	December 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$20.7	$22.5
Short-term investments	7.4	6.4
Receivables	257.4	248.4
Allowance for doubtful accounts	(1.8)	(2.0)
Inventories, net	194.5	194.3
Prepaid expenses and other current assets	64.6	54.9
Total Current Assets	542.9	524.5

Property, Plant, and Equipment:
Land and land improvements	57.7	58.5
Buildings	418.6	407.9
Machinery and equipment	665.1	685.9
Construction in progress	31.2	25.9
	1,172.6	1,178.2
Less accumulated depreciation	(659.2)	(648.6)
Net Property, Plant, and Equipment	513.4	529.6

Right-of-use - Finance Leases	12.7	14.3

Right-of-use - Operating Leases	106.0	121.8

Goodwill and Other Intangible Assets, net	603.9	624.3

Other Assets	64.1	60.7

Total Assets	$1,843.0	$1,875.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	September 27, 2025	December 28, 2024
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$371.5	$391.2
Current maturities of debt	—	50.3
Current maturities of other long-term obligations	3.0	2.3
Current lease obligations - Finance	4.8	5.6
Current lease obligations - Operating	29.6	28.1
Total Current Liabilities	409.0	477.5

Long-Term Debt	324.2	294.3

Long-Term Lease Obligations - Finance	8.2	8.9

Long-Term Lease Obligations - Operating	92.6	109.6

Other Long-Term Liabilities	75.1	72.9

Deferred Income Taxes	98.1	71.6

Total Liabilities	1,007.1	1,034.7

Equity:
HNI Corporation shareholders’ equity	835.9	840.1
Non-controlling interest	—	0.3
Total Equity	835.9	840.4

Total Liabilities and Equity	$1,843.0	$1,875.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - September 27, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, June 28, 2025	$45.8	$135.6	$630.0	$(0.4)	$—	$811.0
Comprehensive income:
Net income	—	—	41.2	—	—	41.2
Other comprehensive income (loss), net of tax	—	—	—	0.3	—	0.3
Change in ownership for non-controlling interest	—	—	—	—	—	—
Dividends payable	—	—	(0.1)	—	—	(0.1)
Cash dividends; $0.34 per share	—	—	(15.6)	—	—	(15.6)
Common shares – treasury:
Shares purchased	(0.1)	(3.4)	—	—	—	(3.4)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.1	2.5	—	—	—	2.6
Balance, September 27, 2025	$45.8	$134.7	$655.5	$(0.1)	$—	$835.9

	Nine Months Ended - September 27, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2024	$47.2	$201.5	$599.6	$(8.3)	$0.3	$840.4
Comprehensive income:
Net income	—	—	103.4	—	0.0	103.4
Other comprehensive income (loss), net of tax	—	—	—	8.1	—	8.1
Change in ownership for non-controlling interest	—	—	—	—	(0.3)	(0.3)
Dividends payable	—	—	(0.7)	—	—	(0.7)
Cash dividends; $1.01 per share	—	—	(46.8)	—	—	(46.8)
Common shares – treasury:
Shares purchased	(1.8)	(81.5)	—	—	—	(83.3)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.5	14.7	—	—	—	15.2
Balance, September 27, 2025	$45.8	$134.7	$655.5	$(0.1)	$—	$835.9

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Net Cash Flows From (To) Operating Activities:
Net income	$103.4	$101.2
Non-cash items included in net income:
Depreciation and amortization	75.4	80.1
Other post-retirement and post-employment benefits	0.8	0.8
Stock-based compensation	13.3	13.7
Deferred income taxes	25.9	(11.7)
Loss on sale of subsidiary	6.6	—
Other – net	4.9	4.2
Net decrease in cash from operating assets and liabilities	(33.8)	(5.1)
Increase (decrease) in other liabilities	2.4	(7.8)
Net cash flows from (to) operating activities	198.9	175.5

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(49.6)	(41.2)
Capitalized software	(1.3)	(2.0)
Purchase of investments	(2.1)	(3.1)
Sales or maturities of investments	3.2	4.5
Net proceeds from sale of subsidiary	8.1	—
Proceeds from sale of property, plant, and equipment	3.5	0.2
Net cash flows from (to) investing activities	(38.1)	(41.7)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(377.4)	(354.0)
Proceeds from debt	357.1	262.4
Dividends paid	(47.5)	(47.9)
Purchase of HNI Corporation common stock	(83.6)	(24.8)
Proceeds from sales of HNI Corporation common stock	3.3	45.4
Other – net	(14.6)	(9.6)
Net cash flows from (to) financing activities	(162.6)	(128.5)

Net increase (decrease) in cash and cash equivalents	(1.8)	5.3
Cash and cash equivalents at beginning of period	22.5	28.9
Cash and cash equivalents at end of period	$20.7	$34.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2025

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation" or "HNI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The December 28, 2024 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine-month period ended September 27, 2025 are not necessarily indicative of the results expected for the fiscal year ending January 3, 2026 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the Securities and Exchange Commission. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Systems, storage, and tables	$309.9	$301.5	$907.1	$871.8
Seating	161.1	150.3	444.4	421.8
Other(1)	45.9	53.3	122.5	131.6
Total workplace furnishings	516.9	505.1	1,473.9	1,425.1

Residential building products	166.9	167.1	476.7	458.8
Net sales	$683.8	$672.2	$1,950.6	$1,883.9

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

Contract assets and contract liabilities were as follows:

	September 27, 2025	December 28, 2024
Trade receivables (1)	$257.4	$248.4
Contract assets (current) (2)	$2.9	$3.2
Contract assets (long-term) (3)	$26.9	$26.2
Contract liabilities - Customer deposits (4)	$33.4	$42.1
Contract liabilities - Accrued rebate and marketing programs (4)	$29.1	$25.4

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
(4)     "Accounts payable and accrued expenses"

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $42.1 million as of December 28, 2024, of which $41.9 million was recognized as revenue in the nine-month period ended September 27, 2025.

Note 3.  Acquisitions and Divestitures

Pending Acquisition of Steelcase

During the third quarter of 2025, HNI entered into a definitive agreement with Steelcase Inc. (“Steelcase”) described below under which HNI will acquire Steelcase for total consideration in cash and HNI common stock currently valued at approximately $2.1 billion to Steelcase common shareholders (the "Steelcase Acquisition"). The transaction is expected to close before the end of 2025. Steelcase, a Michigan corporation, is a global design and furniture company that maintains its principal executive office in Grand Rapids, Michigan. Steelcase common stock is traded on the New York Stock Exchange (“NYSE”).

On August 3, 2025, HNI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Steelcase, (ii) Geranium Merger Sub I, Inc., a Michigan corporation and a direct wholly owned subsidiary of HNI (“Merger Sub Inc.”), and (iii) Geranium Merger Sub II, LLC, a Michigan limited liability company and a direct wholly owned subsidiary of HNI (“Merger Sub LLC”).

The Merger Agreement provides, among other things, that, on the terms and subject to the conditions set forth therein (i) Merger Sub Inc. will be merged with and into Steelcase (the “First Merger”), whereupon the separate existence of Merger Sub Inc. will cease, and Steelcase will continue as the surviving corporation of the First Merger and a direct wholly owned subsidiary of HNI, and (ii) immediately after the First Merger, Steelcase will be merged with and into Merger Sub LLC (the “Second Merger,” and, together with the First Merger, the “Mergers”), whereupon the separate existence of Steelcase will cease, and Merger Sub LLC will continue as the surviving entity of the Second Merger and a direct wholly owned subsidiary of HNI.

At the effective time of the First Merger (the “First Effective Time”), each share of Class A common stock, and each share of Class B common stock, no par value, of Steelcase (the “Steelcase Class B Common Stock” and collectively with the Steelcase Class A Common Stock, the "Common Stock"), to the extent issued and outstanding immediately prior to the First Effective Time (other than shares of Steelcase Common Stock held directly by HNI, Merger Sub Inc. or Merger Sub LLC) will convert into, at the election of the holder thereof, the right to receive the consideration such holder elects, as follows (subject to adjustment as described below, the “Merger Consideration”):

•the combination (the “Mixed Consideration”) of (a) 0.2192 shares of HNI common stock, par value $1.00 per share (“HNI Common Stock”), and (b) $7.20 in cash; or

•an amount of cash (rounded to two decimal places) (the “Cash Consideration”), equal to the sum of (a) $7.20 and (b) the product obtained by multiplying 0.2192 by the volume-weighted average closing price (rounded to four decimal places) of one share of HNI Common Stock on the NYSE for the 10 consecutive trading days ending on the second full trading day preceding the First Effective Time (the “HNI Common Stock Reference Price”); or

•a number of shares of HNI Common Stock (the “Stock Consideration”) equal to the sum of (a) 0.2192 and (b) the quotient (rounded to four decimal places) obtained by dividing $7.20 by the HNI Common Stock Reference Price, in each case without interest and subject to any required tax withholding.

The Merger Consideration to be paid to holders of Steelcase Common Stock who do not make an election will be the Mixed Consideration. The Merger Consideration to be paid to holders of Steelcase Common Stock electing to receive the Cash Consideration or the Stock Consideration is subject, pursuant to the Merger Agreement, to automatic adjustment, as applicable, to ensure that the total amount of cash paid and the total number of shares of HNI Common Stock issued in the Mergers is the same as what would be paid and issued in the aggregate if all holders of Steelcase Common Stock entitled to the Merger Consideration were to receive the Mixed Consideration at the First Effective Time. No fractional shares of HNI Common Stock will be issued in the Mergers, and holders of Steelcase Common Stock will receive cash in lieu of any fractional shares of HNI Common Stock.

On the terms and subject to the conditions set forth in the Merger Agreement, at the First Effective Time, each outstanding Steelcase equity and cash-based award will be treated as follows:

•Restricted Stock Unit Awards. Each Vested Company RSU Award (as defined in the Merger Agreement) will be canceled and converted into the right to receive an amount in cash (without interest and subject to applicable withholding taxes) equal to the product obtained by multiplying (A) the number of shares of Steelcase Common Stock subject to the Company RSU Award (as defined in the Merger Agreement) immediately prior to the First Effective Time by (B) the Cash Consideration; and each Unvested Company RSU Award (as defined in the Merger Agreement) will be assumed by HNI and converted into a restricted stock unit award that settles in an amount in cash (that accrues interest) and a number of shares of HNI Common Stock (rounded to the nearest whole share) that the holder would have received if the holder would have converted all of the Steelcase Common Stock underlying the Unvested Company RSU Award based on an election to receive Mixed Consideration with the same terms and conditions as applied to such Unvested Company RSU Award immediately prior to the First Effective Time.

•Deferred Restricted Stock Units. Each Company DSU Award (as defined in the Merger Agreement) will be canceled and converted into the right to receive an amount in cash (without interest other than as required pursuant to applicable plan terms and subject to applicable withholding taxes) equal to the product obtained by multiplying (A) the number of shares of Steelcase Common Stock subject to the Company DSU Award immediately prior to the First Effective Time by (B) the Cash Consideration.

•Performance Unit Awards. Each Company PSU Award (as defined in the Merger Agreement) will be assumed by HNI and converted into a restricted stock unit award that settles in an amount in cash (that accrues interest) and a number of shares of HNI Common Stock (rounded to the nearest whole share) that the holder would have received if the holder would have converted all of the Steelcase Common Stock underlying the Company PSU Award based on an election to receive Mixed Consideration (with the performance-based vesting condition that applied to the Company PSU Award immediately prior to the First Effective Time deemed attained at the performance level based on Steelcase’s actual performance).

•Cash-Based Awards. Each Company Cash-Based Award (as defined in the Merger Agreement) will be treated in accordance with the applicable award agreement and Steelcase’s equity plan with the performance-based vesting condition that applied to the Company Cash-Based Award immediately prior to the First Effective Time deemed attained based on Steelcase’s actual performance, and accruing interest for the remainder of the performance period.

•Cash Bonus Opportunity Awards. Each Company CBOA (as defined in the Merger Agreement) will be treated in accordance with the applicable award agreement and Steelcase’s equity plan.

The Merger Agreement contains customary representations and warranties of both Steelcase, on one hand, and HNI, Merger Sub Inc. and Merger Sub LLC, on the other hand. The parties have agreed to customary covenants, including, among others, relating to (i) the conduct of Steelcase’s and HNI’s businesses during the period between the execution of the Merger Agreement and the First Effective Time, (ii) the obligations of each of Steelcase and HNI to call a meeting of its respective shareholders and (iii) Steelcase’s and HNI’s respective non-solicitation obligations related to alternative business combination proposals.

The Merger Agreement provides for the conversion of all Steelcase Class B Common Stock into Steelcase Class A Common Stock. On August 8, 2025, in connection with the Merger Agreement, the Letter Agreement, dated, August 3, 2025 between Robert C Pew III and Steelcase and the Pew Voting Agreement, Robert C. Pew III converted 2,216,114 shares of Steelcase Class B Common Stock into 2,216,114 share of Steelcase Class A Common Stock pursuant to the voluntary conversion procedure under the Articles, resulting in an Event of Automatic Conversion (as defined in the Articles) and the automatic conversion of all shares of Steelcase Class B Common Stock into shares of Steelcase Class A Common Stock on a one-for-one basis (the "Conversion"). After the Conversion, shares of Steelcase Class B Common Stock that were converted into shares of Steelcase Class A Common Stock will be retired and canceled. As of August 8, 2025, there were 114,717,466 shares of Steelcase Class A Common Stock and no shares of Steelcase Class B Common Stock outstanding.

Under the Merger Agreement, each of the parties has agreed to use its reasonable best efforts to take such actions and do all things reasonably necessary, proper or advisable under applicable law to consummate the transactions contemplated by the Merger Agreement prior to the Termination Date (as defined below) and to cause the conditions to the Mergers under the Merger Agreement to be satisfied as promptly as reasonably practicable, including using reasonable best efforts to obtain as promptly as reasonably practicable all consents and approvals from any governmental authority or other person that are necessary, proper or advisable in connection with the consummation of the transactions contemplated by the Merger Agreement, subject to certain limitations, including with respect to divestitures and other restrictions, set forth in the Merger Agreement.

Pursuant to the Merger Agreement, at the First Effective Time, (i) the size of the board of directors of HNI will be increased by two to a total of twelve members and (ii) two members of the Steelcase board of directors will be appointed to the board of directors of HNI.

The completion of the Mergers is subject to the satisfaction or waiver of certain customary conditions, including (a) the adoption of the Merger Agreement and the approval of the First Merger by the affirmative vote of the holders of a majority of the outstanding shares of Steelcase Class A Common Stock entitled to vote thereon (the “Steelcase Shareholder Approval”); (b) approval of the issuance of HNI Common Stock (the “HNI Stock Issuance”) in connection with the Mergers by the votes cast favoring the HNI Stock Issuance exceeding the votes cast opposing the HNI Stock Issuance, in each case, by the holders of the shares of HNI Common Stock, present in person or represented by proxy and entitled to vote (the “HNI Shareholder Approval”); (c) the shares of HNI Common Stock to be issued to holders of Steelcase Common Stock in connection with the Mergers being approved for listing on the NYSE, subject to official notice of issuance; (d) the effectiveness of the registration statement to be filed by HNI with the Securities and Exchange Commission (the “SEC”) in connection with the registration under the Securities Act of 1933, as amended, of the HNI Common Stock to be issued in the Mergers; (e) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the consummation of the Mergers; (f) the absence of an injunction or law prohibiting the Mergers; (g) the accuracy of the parties’ respective representations and warranties, subject to standards of materiality set forth in the Merger Agreement, (h) material compliance by each party with its respective obligations under the Merger Agreement; and (i) the absence of a material adverse effect with respect to each of HNI and Steelcase.

The Merger Agreement includes specified termination rights, including that the Merger Agreement may be terminated (a) by the mutual written consent of each of HNI and Steelcase; (b) by either HNI or Steelcase if the consummation of the Mergers does not occur on or before May 4, 2026, subject to an automatic extension for up to three periods of three months under certain circumstances (such date, as may be so extended, the “Termination Date”); (c) by either HNI or Steelcase if there exists a law or final and nonappealable order prohibiting the Mergers; (d) by either HNI or Steelcase upon a failure to obtain the Steelcase Shareholder Approval or the HNI Shareholder Approval (in either case after a shareholder meeting is held for such purpose); (e) by either HNI or Steelcase in the event of a material uncured breach by the other party of its representations, warranties, covenants or other agreements under the Merger Agreement; (f) by Steelcase, prior to receipt of the Steelcase Shareholder Approval, to enter into a definitive agreement with respect to a Company Superior Proposal (as defined in the Merger Agreement) or by HNI, at any time prior to receipt of the HNI Shareholder Approval, to enter into a definitive agreement with respect to a Parent Superior Proposal (as defined in the Merger Agreement); and (g) by Steelcase in the event the HNI board of directors makes a Parent Adverse Recommendation Change (as defined in the Merger Agreement) or by HNI in the event the Steelcase board of directors makes a Company Adverse Recommendation Change (as defined in the Merger Agreement). The Merger Agreement provides for the payment by Steelcase to HNI of a termination fee of $67 million if the Merger Agreement is terminated in specified circumstances, and for payment by HNI to Steelcase of a termination fee of $71 million or $134 million, as applicable, if the Merger Agreement is terminated in specified circumstances.

HNI has obtained revolving and term credit facilities in an aggregate principal amount of $925 million the proceeds of which may be used for the consummation of the Mergers, including the payment of the Cash Consideration, the repayment of existing indebtedness of HNI and Steelcase, and the payment of fees, costs and commissions in connection with the foregoing. See “Note 7. Debt.”

Other than the recognition of certain expenses related to the transactions contemplated by the Merger Agreement, there was no impact of such transactions on the Condensed Consolidated Financial Statements. In the third quarter of 2025, the Corporation incurred transaction expenses of $8.3 million and $1.4 million which were included in "Selling and administrative expenses" and "Interest expense, net", respectively, in the Condensed Consolidated Statements of Comprehensive Income. In addition, capitalized costs related to the transaction included $3.3 million of financing fees in "Other Assets," $1.4 million of financing fees in "Prepaid expenses and other current assets," and $1.0 million of stock issuance fees in "HNI Corporation's shareholders' equity," in the Condensed Consolidated Balance Sheets.

Divestiture of HNI India

In April 2025, the Corporation closed on the sale of its HNI India business, which was a component of the workplace furnishings segment, to Kokuyo Co., Ltd. in a transaction structured as a stock sale. The Corporation received $9.5 million in gross cash proceeds, or $8.1 million net of cash and transaction fees. In the year-to-date period, the Corporation recognized a $6.6 million pre-tax loss on the sale which is included in "Restructuring, impairment, and loss on divestiture" in the Condensed Consolidated Statements of Comprehensive Income. Included in the loss is a cumulative foreign currency translation loss of $6.0 million that was reclassified from accumulated other comprehensive income, and transaction-related expenses of $0.6 million.

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

	September 27, 2025	December 28, 2024

Finished products, net	$117.3	$122.4
Materials and work in process, net	128.7	119.5
LIFO allowance	(51.5)	(47.5)
Total inventories, net	$194.5	$194.3

Inventory valued by the LIFO costing method	96%	91%

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $11.2 million and $12.1 million as of September 27, 2025 and December 28, 2024, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	September 27, 2025	December 28, 2024
Goodwill, net	$442.1	$442.1
Definite-lived intangible assets, net	112.7	133.1
Indefinite-lived intangible assets	49.1	49.1
Total goodwill and other intangible assets, net	$603.9	$624.3

Goodwill

The activity in the carrying amount of goodwill, by reporting segment, was as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 28, 2024
Goodwill	$298.3	$222.4	$520.7
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 28, 2024	219.8	222.3	442.1

Goodwill derecognized	(13.9)	—	(13.9)
Accumulated impairment losses derecognized	13.9	—	13.9

Balance as of September 27, 2025
Goodwill	284.4	222.4	506.8
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of September 27, 2025	$219.8	$222.3	$442.1

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

Definite-lived intangible assets

The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	September 27, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$188.5	$163.0	$25.5	$189.3	$151.3	$38.0
Trademarks and trade names	17.9	9.3	8.6	17.9	8.3	9.5
Customer lists and other	139.7	61.2	78.6	139.7	54.3	85.5
Net definite-lived intangible assets	$346.1	$233.4	$112.7	$346.9	$213.9	$133.1

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Capitalized software	$4.5	$5.1	$13.9	$15.5
Other definite-lived intangibles	$2.6	$2.6	$7.8	$7.9

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Without giving effect to the Steelcase Acquisition described in "Note 3. Acquisitions and Divestitures," over the next several years, amortization expense is expected to decline due primarily to the completion of the amortization of the Corporation's Business Systems Transformation investment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remainder of 2025 and each of the following four years is as follows:

	2025	2026	2027	2028	2029
Amortization expense	$6.9	$23.8	$17.5	$9.1	$8.9

Indefinite-lived intangible assets

The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	September 27, 2025	December 28, 2024
Trademarks and trade names	$49.1	$49.1

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

Activity associated with warranty obligations was as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Balance at beginning of period	$17.5	$18.0
Accruals included in divestiture	(0.4)	—
Accruals for warranties issued	10.6	10.1
Settlements and other	(9.6)	(10.1)
Balance at end of period	$18.1	$18.0

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	September 27, 2025	December 28, 2024
Current - in the next twelve months	$6.0	$6.6
Long-term - beyond one year	12.1	10.9
Total	$18.1	$17.5

Note 7.  Debt

Debt is as follows:

	September 27, 2025	December 28, 2024
Revolving credit facility with interest at a variable rate (September 27, 2025 - 5.7%; December 28, 2024 - 6.4%)	$75.3	$45.7
Term loan with interest at a variable rate (September 27, 2025 - 5.7%; December 28, 2024 - 5.9%)	200.0	200.0
Fixed-rate notes due in 2025 with an interest rate of 4.2%	—	50.0
Fixed-rate notes due in 2028 with an interest rate of 4.4%	50.0	50.0
Other amounts	—	0.3
Deferred debt issuance costs	(1.1)	(1.4)
Total debt	324.2	344.6
Less: Current maturities of debt	—	50.3
Long-term debt	$324.2	$294.3

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at September 27, 2025 was $275 million, which approximated fair value. The fair value of the fixed-rate notes was estimated based on a discounted cash flow method (Level 2) to be $49 million at September 27, 2025.

Revolving Credit Facility

As of September 27, 2025, the Corporation’s revolving credit facility borrowings were drawn under the amended and restated credit agreement entered into on June 14, 2022, as further amended on March 14, 2023 and June 1, 2023, with a scheduled maturity of June 14, 2027. The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing them over the term of the credit agreement. The current portion of debt issuance costs of $0.4 million is the amount to be amortized over the next twelve months, based on the current credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of debt issuance costs of $0.3 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

As of September 27, 2025, $75 million of borrowings were outstanding under the $425 million revolving credit facility. The entire amount drawn under the revolving credit facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on consolidated EBITDA, as defined in the credit agreement, for the last four fiscal quarters, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes $75 million of borrowings outstanding as of September 27, 2025, and maintain compliance with the financial covenants under the facility described below.

In addition to cash flows from operations, the revolving credit facility under the credit agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

Term Loan

As of September 27, 2025, the Corporation had $200 million principal amount of borrowings outstanding under a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023. The initial $300 million of proceeds from the term loan were used to support funding of the Corporation's acquisition of Kimball International on June 1, 2023. In May 2024 and September 2024, the Corporation separately executed an aggregated $100 million of voluntary early repayments of the outstanding principal balance on the term loan. Borrowings under the revolving credit facility were used to finance the early repayments. The term loan is subject to principal amortization which began on June 30, 2024. As a result of the early repayments executed by the Corporation, all of the principal amortization requirements have been satisfied and no additional principal payments are required until maturity in March 2028. The Corporation deferred the debt issuance costs related to the agreement, which are classified as a reduction of long-term debt, and is amortizing such costs over the term of the agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the agreement. As of September 27, 2025, the deferred debt issuance costs balance of $1.0 million related to the agreement are reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

Fixed-Rate Notes

As of September 27, 2025, the Corporation also had $50 million principal amount of borrowings outstanding under a private placement note agreement entered into on May 31, 2018. Under the agreement, the Corporation issued $50 million of ten-year fixed-rate notes with an interest rate of 4.4 percent, due May 31, 2028. The principal amount is classified as "Long-Term Debt" in the Condensed Consolidated Balance Sheets. The Corporation deferred the debt issuance costs related to the private placement note agreement, which are classified as reductions of long-term debt, and is amortizing such costs over the term of the private placement note agreement. The deferred debt issuance costs do not reduce the amount owed by the Corporation under the terms of the private placement note agreement. As of September 27, 2025, the remaining deferred debt issuance costs related to the private placement note agreements of $0.1 million are reflected in "Long-Term Debt" in the Condensed Consolidated Balance Sheets. As of September 27, 2025, due to current market rates, the Corporation would not owe material amounts to the note holders on early payment under a make-whole provision.

As of May 31, 2025, the Corporation repaid the $50 million principal amount of matured seven-year fixed-rate notes with an interest rate of 4.2 percent issued under a private placement note agreement entered into on May 31, 2018. The repayment was financed through borrowings under the revolving credit facility.

Debt Covenants

The revolving credit facility, term loan credit facility, and private placement notes all contain financial and non-financial covenants. Non-compliance with covenants under the agreements governing this indebtedness could prevent the Corporation from being able to access further borrowings, require immediate repayment of all amounts outstanding, and/or increase the cost of borrowing. The covenants under all the agreements are substantially the same. In the event that the remaining $50 million principal amount of the 10-year private placement notes is repaid by the Corporation, certain fall-away provisions in the revolving credit facility and term loan credit facility will allow for modification of the covenant measures whereby the Corporation would have increased financial flexibility. In such an event, the definitions of consolidated EBITDA and the maximum leverage under the consolidated leverage ratio would adjust to become less restrictive, while the interest coverage ratio would no longer be an included measure.

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

The more restrictive of the financial covenants is the consolidated leverage ratio requirement of 3.5 to 1.0. Under the credit agreements, consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, and amortization of intangibles, as well as non-cash items that increase or decrease net income. As of September 27, 2025, the Corporation was in compliance with the financial covenants.

Credit Facilities for Merger Agreement Transactions

On August 3, 2025, in connection with the Corporation’s entry into the Merger Agreement described in "Note 3. Acquisitions and Divestitures" relating to the Steelcase Acquisition, the Corporation entered into a debt financing commitment letter (the "Commitment Letter") with JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide HNI with debt financing in an aggregate principal amount of $1.1 billion in the form of a senior unsecured 364-day bridge loan facility (the “Bridge Loan”). The Corporation deferred the related debt issuance costs, which are classified as assets, and is amortizing such costs over the term of the credit agreement described below. The current portion of debt issuance costs of $1.4 million will be amortized over the next twelve months, based on such credit agreement and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.

Pursuant to the Commitment Letter, on September 5, 2025 (the “Effective Date”), the Corporation entered into a Credit Agreement, by and among the Corporation, certain domestic subsidiaries of the Corporation, the lenders from time-to-time party thereto, Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), and other parties named therein (the “Credit Agreement”). The Credit Agreement establishes (i) a senior secured revolving credit facility in an aggregate principal amount of $425 million (the “Revolving Facility,” and the loans thereunder, the “Revolving Loans”) (which may be increased from time-to-time pursuant to, and subject to the limitations of, the Credit Agreement), (ii) a senior secured “term loan A” credit facility in an aggregate amount of up to $500 million (the “TLA Facility,” and the loans thereunder, the “Term A Loans”) (which may be increased from time-to-time pursuant to, and subject to the limitations of, the Credit Agreement) and (iii) a senior secured “term loan B” credit facility in an aggregate amount of $0 on the Effective Date and which, on the date of consummation of the Mergers (the “Closing Date”), is structured to be potentially drawn to an aggregate amount of up to $800 million (the “TLB Facility,” and the loans thereunder, the “Term B Loans”) (which may be increased from time to time pursuant to, and subject to the limitations of, the Credit Agreement). On the date of consummation of the Mergers (the "Closing Date"), the TLA Facility is expected to be drawn to an aggregate of $350 million and the TLB Facility is expected to be drawn to an aggregate amount of $500 million. Such amounts will be reduced from the maximum aggregate amounts as defined at the execution of the Credit Agreement after giving effect to successful exchange process related to $450 million of Steelcase private notes, as described later.

Subject to the satisfaction of certain limited conditions, the Revolving Loans, Term A Loans and Term B Loans (collectively, the “Loans”) under the Credit Agreement may be borrowed and the proceeds used by the Corporation for the consummation of the Mergers, including payment of the Cash Consideration, the repayment of existing indebtedness of HNI and Steelcase, and the payment of fees, commissions and expenses in connection with the foregoing.

The principal amount of the Revolving Loans and Term A Loans, together with accrued and unpaid interest thereon, will be due and payable on the earlier of the (a) fifth anniversary of the Closing Date (the “Revolving Maturity Date” or “TLA Maturity Date”) or (b) a customary springing maturity date. Commencing with the first full fiscal quarter ending after the Closing Date, the Corporation is required to repay the Term A Loans in quarterly installments equal to the following amounts per annum of the original principal amount of the Term A Loans: (i) during the first year following the Closing Date, 2.5%; (ii) during the second and third years following the Closing Date, 5.0%; (iii) during the fourth year following the Closing Date, 7.5%; and (iv) during the fifth year following the Closing Date, 10.0%, with the remaining principal amount and accrued and unpaid interest being due and payable on the fifth anniversary of the Closing Date.

The principal amount of the Term B Loans, together with accrued and unpaid interest thereon, will be due and payable on the earlier of the (a) seventh anniversary of the Closing Date or (b) a customary springing maturity date. The TLB Facility will amortize on a quarterly basis in an amount equal to 0.25% per quarter, commencing with the first full fiscal quarter ending after the Closing Date, with the remaining principal amount and accrued and unpaid interest being due and payable on the seventh anniversary of the Closing Date.

After the Closing Date, the Loans may be prepaid by the Corporation at any time in whole or in part, subject to certain minimum thresholds, subject to (i) a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment in connection with certain prepayments or amendments that have the primary purpose of decreasing the all-in yield applicable to the Term B Loans within the first six months following the Closing Date and (ii) customary breakage costs for certain types of loans.

Borrowings under the Revolving Facility and TLA Facility will bear interest, at the Corporation's option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) the term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.25% and 0.875%; and (b) the term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.25% and 1.875%. The term SOFR rate will be subject to a floor of 0% and the alternate base rate will be subject to a floor of 1.00%. The applicable margin in each case is determined based on the Corporation's net leverage ratio at such time. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.

Borrowings under the TLB Facility will bear interest at a rate per annum to be determined based on market conditions.

The Credit Agreement contains customary representations and warranties by the Corporation, which include customary materiality, material adverse effect and knowledge qualifiers. The Credit Agreement also contains customary affirmative and negative covenants including, among other requirements, limitations on indebtedness, liens, nature of business, mergers, sale of assets and indebtedness of subsidiaries, advances, investments and loans, transactions with affiliates, fiscal year, organizational documents, limitations restricted actions and negative pledges.

The Credit Agreement contains financial covenants that require the maintenance of a maximum net leverage ratio and a minimum interest coverage ratio for periods after the Closing Date. The Corporation is required to maintain a maximum net leverage ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter equal to (i) 4.25 to 1.00 as of the end of each of the first, second, third and fourth full fiscal quarters ending after the Closing Date, (ii) 4.00 to 1:00 as of the end of each of the fifth and sixth full fiscal quarters ending after the Closing Date and (iii) 3.50 to 1:00 as of the end of the seventh full fiscal quarter ending after the Closing Date and as of the end of each fiscal quarter thereafter. In addition, the Corporation is required to maintain a minimum interest coverage ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of greater than or equal to 3.50 to 1.00.

Following the execution of the Credit Agreement, the Corporation retired $300 million of the committed financing under the Bridge Loan associated with the TLA Facility. On October 31, 2025, after the close of the Corporation's third quarter, an additional $300 million of committed financing under the Bridge Loan associated with the TLB Facility were retired. The $500 million of commitments remaining under the Bridge Loan are associated with the TLB Facility and are expected to be retired prior to the Closing Date.

Note Exchange Offer for Merger Agreement Transactions

Also in connection with the transactions contemplated by the Merger Agreement, contingent on the closing of those transactions, the Corporation has offered to exchange any and all outstanding 5.125% Notes due 2029 issued by Steelcase for up to $450 million aggregate principal amount of new notes to be issued by the Corporation that will have an interest rate and maturity date, as well as interest payment dates and optional redemption prices, identical to those of the tendered Steelcase notes. Upon a successful exchange, the Corporation expects to reduce the aggregate borrowings under the TLA Facility by one-third of the principal amount of the new HNI notes (up to $150 million) and the aggregate borrowings under the TLB Facility by two-thirds of the principal amount of the new HNI notes (up to $300 million).

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Income before income taxes	$57.4	$61.8	$138.3	$129.8
Income taxes	$16.2	$14.3	$34.9	$28.6
Effective tax rate	28.2%	23.1%	25.3%	22.0%

The Corporation’s effective tax rate was higher in the three months ended September 27, 2025, compared to same period in the prior year primarily due to the impact of transaction costs incurred in connection with the pending acquisition of Steelcase described in "Note 3. Acquisitions and Divestitures." The effective tax was higher in the nine months ended September 27, 2025, compared to the same period in the prior year due to the current-year impacts of such transaction costs and the loss on the sale of HNI India that were not deductible for income tax purposes, along with favorable adjustments in the prior year.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, including permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and restoration of favorable tax treatment for certain business provisions. These changes include allowing accelerated tax deductions for qualified business property and immediate expensing of research and development expenditures. The legislation has multiple effective dates, with some provisions effective in 2025 and other provisions scheduled to become effective on various dates through 2027. For 2025, the Corporation plans to elect the accelerated tax deductions for qualified business property and immediate expensing of research and development expenditures which are expected to decrease cash payments for U.S. federal income taxes. An increase in the annual effective tax rate is expected, driven by a decrease in the research and development credit and foreign derived intangible income (“FDII”) deduction. Following the enactment of the OBBBA, the Corporation recognized the tax effects of the legislation in the interim period that included the enactment date, as required under ASC 740. The Corporation has evaluated the impact of the OBBBA on deferred tax assets and liabilities, including adjustments to valuation allowances, and has reflected these effects in the consolidated financial statements for the third quarter of 2025.

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of September 27, 2025
Cash and cash equivalents (including money market funds) (1)	$20.7	$20.7	$—	$—
Mutual funds (2)	$11.5	$11.5	$—	$—
Government securities (2)	$6.7	$—	$6.7	$—
Corporate bonds (2)	$7.5	$—	$7.5	$—
Interest rate swap derivative - liability (3)	$(2.1)	$—	$(2.1)	$—
Put option liability (4)	$(5.9)	$—	$—	$(5.9)

Balance as of December 28, 2024
Cash and cash equivalents (including money market funds) (1)	$22.5	$22.5	$—	$—
Mutual funds (2)	$11.6	$11.6	$—	$—
Government securities (2)	$6.1	$—	$6.1	$—
Corporate bonds (2)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (3)	$(1.5)	$—	$(1.5)	$—
Put option liability (4)	$(5.9)	$—	$—	$(5.9)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2024	$(6.9)	$(0.1)	$(0.1)	$(1.1)	$(8.3)
Other comprehensive income (loss) before reclassifications	0.3	0.3	—	(0.9)	(0.3)
Tax (expense) or benefit	—	(0.1)	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6.0	—	2.0	0.2	8.3
Balance as of September 27, 2025	$(0.6)	$0.1	$2.0	$(1.6)	$(0.1)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Other comprehensive income (loss) before reclassifications	(0.1)	0.3	—	0.4	0.7
Tax (expense) or benefit	—	(0.1)	—	(0.1)	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	—	(0.4)	(0.3)
Balance as of September 28, 2024	$(6.6)	$0.0	$(1.2)	$(2.7)	$(10.4)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate term loan borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives a one-month Secured Overnight Financing Rate (SOFR) on a $100 million notional value expiring June 14, 2027. As of September 27, 2025, the fair value of the Corporation’s interest rate swap liability was $2.1 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrealized change in value of the interest rate swap is reported net of tax as $(1.6) million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Derivative financial instrument
Interest rate swap	Interest expense, net	$(0.1)	$0.2	$(0.3)	$0.5
	Income taxes	0.0	(0.0)	0.1	(0.1)
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	—	(0.0)	—	(0.1)
	Income taxes	—	0.0	—	0.0
Pension and post-retirement liabilities
Pension settlement	Selling and administrative expenses	—	—	(2.7)	—
	Income taxes	—	—	0.7	—
Foreign currency translation
HNI India divestiture	Restructuring, impairment, and loss on divestiture	(0.3)	—	(6.0)	—
	Net of tax	$(0.4)	$0.1	$(8.3)	$0.3
Amounts in parentheses indicate reductions to profit.

In the first half of 2025, in connection with its sale of HNI India in April 2025, the Corporation recognized a loss of $0.3 million during the current quarter and $6.0 million in the year-to-date period related to the accumulated foreign exchange on the balance sheet. For further information on the divestiture of HNI India, see "Note 3. Acquisitions and Divestitures."

In the second quarter of 2025, the Corporation entered into a irrevocable non-participating group annuity contract with a third-party insurer to transfer a portion of the obligation and future payments related to a previously frozen pension plan. In connection with the settlement, the Corporation recognized $2.7 million as expense on the income statement with respect to the related portion of the accumulated other comprehensive loss associated with the pension plan.

Dividend

The Corporation declared and paid cash dividends per common share as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Dividends per common share	$1.01	$0.98

Stock Repurchase

The following table summarizes shares repurchased and settled by the Corporation:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Shares repurchased	1.8	0.5
Average price per share	$45.95	$46.48

Cash purchase price	$(83.3)	$(25.4)
Purchases unsettled as of quarter end	—	0.7
Prior year purchases settled in current year	(0.2)	(0.1)
Shares repurchased per cash flow	$(83.6)	$(24.8)

As of September 27, 2025, $84.3 million of the Corporation’s stock repurchase authorization by the board of directors remained available.

Note 11.  Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$41.2	$47.5	$103.4	$101.2
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	45.8	47.7	46.3	47.3
Potentially dilutive shares from stock-based compensation plans	0.9	1.1	1.0	1.0
Denominator for diluted EPS	46.7	48.7	47.3	48.4
Earnings per share – basic	$0.90	$1.00	$2.23	$2.14
Earnings per share – diluted	$0.88	$0.98	$2.19	$2.09

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Common stock equivalents excluded because their inclusion would be anti-dilutive	—	0.2	0.1	0.7

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

The following table summarizes expense associated with these plans:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Compensation cost	$3.3	$2.1	$13.3	$13.7

The units granted by the Corporation had fair values as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Restricted stock units	$7.3	$8.2
Performance stock units	$7.2	$7.3

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of September 27, 2025:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$2.6	0.7
Non-vested performance stock units	$8.6	0.9

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $29 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and banker's acceptances to guarantee certain payments to overseas suppliers; as of September 27, 2025, there were no outstanding amounts related to these types of guarantees. The letters of credit, bonds, and banker's acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees range from one year to five years in length and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $7 million as of September 27, 2025. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Sales:
Workplace furnishings	$516.9	$505.1	$1,473.9	$1,425.1
Residential building products	166.9	167.1	476.7	458.8
Total	$683.8	$672.2	$1,950.6	$1,883.9
Cost of Sales:
Workplace furnishings	$304.1	$301.3	$875.9	$855.3
Residential building products	91.6	92.1	262.1	255.5
Total	$395.7	$393.4	$1,138.0	$1,110.9
Selling and Administrative Expenses:
Workplace furnishings	$149.5	$145.6	$442.6	$428.8
Residential building products	45.3	44.0	135.9	131.1
General corporate	27.9	18.8	67.2	57.4
Total	$222.7	$208.4	$645.7	$617.3
Restructuring, Impairment, and Loss on Divestiture:
Workplace furnishings	$0.8	$0.5	$9.1	$2.6
Residential building products	—	1.1	—	1.1
General corporate	0.0	—	0.6	—
Total	$0.8	$1.6	$9.7	$3.7
Operating Income (Loss):
Workplace furnishings	$62.5	$57.7	$146.3	$138.3
Residential building products	30.0	29.9	78.6	71.0
General corporate	(27.9)	(18.8)	(67.7)	(57.4)
Total	$64.6	$68.9	$157.2	$151.9
Interest Expense, Net	7.2	7.1	18.9	22.1
Income Before Income Taxes	$57.4	$61.8	$138.3	$129.8

Depreciation and Amortization Expense:
Workplace furnishings	$16.2	$18.7	$49.6	$54.3
Residential building products	3.8	3.6	11.2	10.7
General corporate	4.9	5.0	14.7	15.2
Total	$24.9	$27.3	$75.4	$80.1
Capital Expenditures (including capitalized software):
Workplace furnishings	$16.8	$11.2	$37.6	$29.7
Residential building products	2.1	1.7	7.6	6.0
General corporate	0.7	1.6	5.6	7.5
Total	$19.6	$14.5	$50.8	$43.2
			As of September 27, 2025	As of December 28, 2024
Identifiable Assets:
Workplace furnishings			$1,247.3	$1,282.6
Residential building products			466.2	465.8
General corporate			129.6	126.7
Total			$1,843.0	$1,875.1

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

	September 27, 2025	December 28, 2024
Supplier finance programs obligations	$29.2	$31.2

Note 16. Restructuring, Impairment, and Loss on Divestiture

Restructuring, impairment, and loss on divestiture activity in the current year relate to the loss on divestiture of HNI India, described in "Note 3. Acquisitions and Divestitures" and continued manufacturing optimization initiatives in workplace furnishings, including production relocation at the Mexico plant and certain domestic plants. These projects are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs. Current-year cash restructuring costs were also incurred for employee benefits in connection with facility closures in workplace furnishings.

Prior-year restructuring related to manufacturing optimization initiatives in workplace furnishings, including the ramp-up of the larger facility in Mexico and production relocation at certain domestic plants. These projects are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs. Prior-year restructuring costs were also incurred for employee benefits in connection with facility closures in workplace furnishings and reorganization actions in residential building products.

		Three Months Ended		Nine Months Ended
	Classification	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Workplace Furnishings
Facility closure and consolidation costs	Cost of sales	0.3	1.8	1.9	2.5

Divestiture of HNI India	Restructuring, impairment, and loss on divestiture	0.3	—	6.1	—
Exit costs	Restructuring, impairment, and loss on divestiture	0.5	0.5	3.1	2.6

Residential Building Products
Reorganization costs	Restructuring, impairment, and loss on divestiture	—	1.1	—	1.1

General Corporate
Divestiture of HNI India	Restructuring, impairment, and loss on divestiture	0.0	—	0.6	—
Total		$1.0	$3.4	$11.6	$6.2

As of September 27, 2025 and December 28, 2024, accrued restructuring expenses of $0.8 million and $3.3 million, respectively, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. Cash payments related to these charges in the current year-to-date period were $6.0 million. In the prior year-to-date period, cash payments were $3.0 million. Future restructuring costs associated with current initiatives are not expected to be material.

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

Overview

The Corporation is a manufacturer of workplace furnishings and residential building products, operating under two segments. The workplace furnishings segment is a leading designer and provider of commercial furnishings, going to market under multiple unique brands. The residential building product segment is the nation's leading manufacturer and marketer of hearth products, which include a full array of gas, electric, wood, and pellet-burning fireplaces, inserts, stoves, facings, and accessories.

The Corporation has two reportable segments: workplace furnishings and residential building products. In the current period, the Corporation maintained focus on its strategic priorities. In workplace furnishings, the strategic focus remains margin expansion. The ongoing integration of the Kimball International business and related synergies, expanded utilization of its manufacturing facility in Mexico, and the factory optimization initiative are enabling the segment's profit transformation plan, while the divestiture of HNI India in the second quarter of 2025 allows the Corporation to focus on its core strategies. The residential building products business remains focused on driving revenue growth over the long term. Currently, the business is navigating challenging housing market dynamics resulting from interest rate volatility, inventory challenges, and affordability issues. In addition, macroeconomic volatility driven and evolving government tariff policies continue to drive a heightened level of uncertainty in the Corporation's markets. In spite of these headwinds, the workplace furnishings segment achieved third quarter year-over-year net sales growth, and the residential building products segment was essentially flat. Both segments increased profitability and increased investments in capabilities to support long-term growth.

In August 2025, the Corporation announced its entry into an agreement to acquire Steelcase Inc., a global design and furniture company, in a cash and stock transaction currently valued at approximately $2.1 billion, (the "Steelcase Acquisition"), which is expected to close before the end of calendar 2025. See "Note 3. Acquisitions and Divestitures" and "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information about this pending transaction and related financing arrangements.

Other recent developments impacting the Corporation's business include the passage of the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, including permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and restoration of favorable tax treatment for certain business provisions. These changes include allowing accelerated tax deductions for qualified business property and immediate expensing of research and development expenditures. The legislation has multiple effective dates, with some provisions effective in 2025 and other provisions scheduled to become effective on various dates through 2027. For 2025, the Corporation plans to elect the accelerated tax deductions for qualified business property and immediate expensing of research and development expenditures, which are expected to decrease cash payments for U.S. federal income taxes. An increase in the annual effective tax rate is expected, driven by a decrease in the research and development credit and foreign derived intangible income (“FDII”) deduction. Following the enactment of the OBBBA, the Corporation recognized the tax effects of the legislation in the interim period that included the enactment date, as required under ASC 740. The Corporation has evaluated the impact of the OBBBA on deferred tax assets and liabilities, including adjustments to valuation allowances, and has reflected these effects in the consolidated financial statements for the third quarter of 2025.

Consolidated net sales for the third quarter of 2025 were $683.8 million, an increase of 1.7 percent compared to net sales of $672.2 million in the prior-year quarter, with net sales in the workplace furnishings segment increasing 2.3 percent, and residential building products net sales decreasing 0.1 percent. Consolidated and workplace furnishings net sales include a $5.6 million year-over-year decrease related to the divestiture of HNI India in the current quarter. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information.

Net income attributable to the Corporation in the third quarter of 2025 was $41.2 million compared to net income of $47.5 million in the third quarter of 2024. The decrease in net income in the current quarter was driven by $9.7 million of one-time costs associated with the pending acquisition of Steelcase, partially offset by improved net productivity.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Change		September 27, 2025	September 28, 2024	Change
Net sales	$683.8	$672.2	1.7%		$1,950.6	$1,883.9	3.5%
Cost of sales	395.7	393.4	0.6%		1,138.0	1,110.9	2.4%
Gross profit	288.1	278.8	3.3%		812.6	773.0	5.1%
Selling and administrative expenses	222.7	208.4	6.9%		645.7	617.3	4.6%
Restructuring, impairment, and loss on divestiture	0.8	1.6	(52.3)%		9.7	3.7	163%
Operating income	64.6	68.9	(6.2)%		157.2	151.9	3.5%
Interest expense, net	7.2	7.1	2.0%		18.9	22.1	(14.8)%
Income before income taxes	57.4	61.8	(7.1)%		138.3	129.8	6.6%
Income taxes	16.2	14.3	13.1%		34.9	28.6	22.1%
Net income (loss) attributable to non-controlling interest	—	0.0	NM		0.0	0.0	NM
Net income attributable to HNI Corporation	$41.2	$47.5	(13.2)%		$103.4	$101.2	2.2%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	42.1	41.5	60	bps	41.7	41.0	70	bps
Selling and administrative expenses	32.6	31.0	160	bps	33.1	32.8	30	bps
Restructuring, impairment, and loss on divestiture	0.1	0.2	-10	bps	0.5	0.2	30	bps
Operating income	9.4	10.2	-80	bps	8.1	8.1	—	bps
Income taxes	2.4	2.1	30	bps	1.8	1.5	30	bps
Net income attributable to HNI Corporation	6.0	7.1	-110	bps	5.3	5.4	-10	bps

Three Months Ended September 27, 2025 and September 28, 2024

Net Sales

Consolidated net sales for the third quarter of 2025 increased 1.7 percent compared to the same quarter last year. The increase was driven by price realization in both segments and higher volume in the workplace furnishings segment. The divestiture of HNI India during the current quarter decreased year-over-year net sales by $5.6 million.

Gross Profit

Gross profit as a percentage of net sales increased 60 basis points in the third quarter of 2025 compared to the same quarter last year, driven by improved net productivity.

Selling, General, and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 160 basis points in the third quarter of 2025 compared to the same quarter last year. The increase was driven by $8.3 million of one-time costs associated with the pending acquisition of Steelcase, along with increased input costs, partially offset by higher net sales.

Restructuring, Impairment, and Loss on Divestiture

In the third quarter of 2025, the Corporation recorded charges of $0.8 million, primarily related to the network optimization program. In the prior-year quarter, $1.6 million of charges were incurred primarily in connection with reorganization actions in the residential building products segment and factory consolidation initiatives in the workplace furnishings segment.

Operating Income

In the third quarter of 2025, operating margin contracted 80 basis points compared to the same quarter last year. This decrease was driven by one-time costs associated with the pending acquisition of Steelcase, partially offset by improved net productivity.

Interest Expense, Net

Interest expense, net for the third quarter of 2025 increased to $7.2 million, from $7.1 million in the same quarter last year. The increase primarily reflected $1.4 million of costs related to bridge financing incurred for the pending acquisition of Steelcase, partially offset by lower average interest rates under the Corporation's variable-rate debt. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information about such financing.

Income Taxes

The Corporation’s income tax provision for the third quarter of 2025 was $16.2 million of expense on income before taxes of $57.4 million, or an effective tax rate of 28.2 percent. For the third quarter of 2024, the Corporation’s income tax provision was $14.3 million of expense on income before taxes of $61.8 million, or an effective tax rate of 23.1 percent. The increase in the effective tax rate was primarily due to the impact of transaction costs incurred for the pending acquisition of Steelcase in the current quarter.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $41.2 million, or $0.88 per diluted share, in the third quarter of 2025, compared to net income of $47.5 million, or $0.98 per diluted share, in the third quarter of 2024.

Nine Months Ended September 27, 2025 and September 28, 2024

Net Sales

Consolidated net sales for the first nine months of 2025 increased 3.5 percent compared to the same period last year. The increase was driven by price realization in both segments and higher volume in the workplace furnishings segment. These factors were partially offset by a $10.1 million decrease in net sales from the divestiture of HNI India in the second quarter of 2025.

Gross Profit

Gross profit as a percentage of net sales increased 70 basis points in the first nine months of 2025 compared to the same period last year, driven by improved net productivity.

Selling, General, and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 30 basis points in the first nine months of 2025 compared to the same period last year. The increase was driven by $8.3 million in charges associated with the pending acquisition of Steelcase and higher input costs, partially offset by higher net sales.

Restructuring, Impairment, and Loss on Divestiture

In the first nine months of 2025, the Corporation recorded charges of $9.7 million primarily in connection with a $6.6 million loss on the sale of its HNI India business, and a network optimization program. In the prior-year period, charges of $3.7 million were incurred, primarily in connection with a workplace furnishings factory optimization initiative.

Operating Income

In the first nine months of 2025, operating margin was unchanged from the same period last year, with improved net productivity and higher net sales volume offset by one-time costs associated with the pending acquisition of Steelcase, unfavorable price-cost, and the loss on sale of the HNI India business.

Interest Expense, Net

Interest expense, net for the first nine months of 2025 was $18.9 million, compared to $22.1 million in the same period last year, driven by lower average outstanding borrowings and lower average interest rates under the Corporation's variable-rate debt, partially offset by $1.4 million of costs related to bridge financing incurred for the pending acquisition of Steelcase.

Income Taxes

The Corporation’s income tax provision for the first nine months of 2025 was $34.9 million of expense on income before taxes of $138.3 million, or an effective tax rate of 25.3 percent. For the first nine months of 2024, the Corporation’s income tax expense was $28.6 million on income before taxes of $129.8 million, or an effective tax rate of 22.0 percent. The increase in the effective tax rate was primarily due to the current-year impact of transaction costs incurred for the pending acquisition of Steelcase and the loss on the sale of HNI India that was not deductible for income tax purposes, along with favorable adjustments in the prior year.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $103.4 million, or $2.19 per diluted share, in the first nine months of 2025, compared to net income of $101.2 million, or $2.09 per diluted share, in the first nine months of 2024.

Workplace Furnishings

The following table presents certain results of operations in the workplace furnishings segment:

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Change		September 27, 2025	September 28, 2024	Change
Net sales	$516.9	$505.1	2.3%		$1,473.9	$1,425.1	3.4%
Operating income	$62.5	$57.7	8.2%		$146.3	$138.3	5.7%
Operating income %	12.1%	11.4%	70	bps	9.9%	9.7%	20	bps

Three Months Ended September 27, 2025 and September 28, 2024

Third quarter 2025 net sales for the workplace furnishings segment increased 2.3 percent compared to the same quarter last year. The increase was driven by net favorable price-cost and higher volume in most customer channels, partially offset by the divestiture of HNI India in the second quarter of 2025, which decreased year-over-year sales by $5.6 million.

Operating income as a percentage of net sales in the third quarter of 2025 increased 70 basis points compared to the same period in 2024. The increase was driven by improved net productivity and higher net sales volume, partially offset by unfavorable price-cost.

Nine Months Ended September 27, 2025 and September 28, 2024

Net sales for the first nine months of 2025 for the workplace furnishings segment increased 3.4 percent compared to the same period last year. The increase was driven by net favorable price-cost and modestly higher volume in most customer channels, partially offset by the divestiture of HNI India in the current period, which decreased year-over-year sales by $10.1 million.

Operating income as a percentage of net sales in the first nine months of 2025 increased 20 basis points compared to the same period in 2024. Improved net productivity and higher net sales volume were offset by unfavorable price-cost and the $6.1 million loss incurred on the divestiture of HNI India in the current period.

Residential Building Products

The following table presents certain results of operations in the residential building products segment:

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Change		September 27, 2025	September 28, 2024	Change
Net sales	$166.9	$167.1	(0.1)%		$476.7	$458.8	3.9%
Operating income	$30.0	$29.9	0.3%		$78.6	$71.0	10.7%
Operating income %	18.0%	17.9%	10	bps	16.5%	15.5%	100	bps

Three Months Ended September 27, 2025 and September 28, 2024

Third quarter 2025 net sales for the residential building products segment decreased 0.1 percent compared to the same quarter last year, with decreased net sales in new construction partially offset by increased sales in remodel-retrofit.

Operating income as a percentage of net sales increased 10 basis points in the third quarter of 2025 compared to the same quarter last year, driven by favorable price-cost, partially offset by lower net sales volume and reduced net productivity.

Nine Months Ended September 27, 2025 and September 28, 2024

Net sales for the first nine months of 2025 for the residential building products segment increased 3.9 percent compared to the same period last year. The increase was driven by price realization along with higher volume in both the remodel-retrofit and new construction channels.

Operating income as a percentage of net sales in the first nine months of 2025 increased 100 basis points compared to the same period last year driven by favorable price-cost.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing credit agreements, and the the Corporation's ability to access capital markets, are expected to be adequate to fund the Corporation's operations and satisfy its other cash requirements for at least the next twelve months. As of September 27, 2025, the Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $75 million of borrowings outstanding as of that date, and to maintain compliance with applicable financial covenants.

Cash Flow – Operating Activities

Operating cash flows were a source of $198.9 million for the first nine months of 2025 compared to a source of $175.5 million for the first nine months of 2024. The increase was driven by a decrease in tax payments resulting from the recent OBBBA legislation, partially offset by increased working capital usage in the current year.

Cash Flow – Investing Activities

Capital Expenditures - Capital expenditures, including capitalized software, for the first nine months of 2025 were $50.8 million compared to $43.2 million for the same period last year. The current-year capital expenditures are primarily applied to machinery, equipment, and tooling required to support continuing operations, continuous improvements, and cost savings initiatives in the manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital capabilities. For the full year 2025, capital expenditures are expected to be approximately $75 to $80 million.

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

As discussed in "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements, the Corporation also has borrowings outstanding under a term loan agreement and private placement note agreements. On May 31, 2025, the Corporation repaid the $50 million principal of matured seven-year private placement notes. In the prior fiscal year, during the second quarter of 2024, the Corporation executed a $50 million early repayment of outstanding principal under the term loan, with an additional early repayment of $50 million in the third quarter of 2024. The repayments in both the current and prior year were financed using borrowings from the revolving credit facility. As a result of early repayments of the term loan, no additional principal amortization is currently due to be repaid on the term loan prior to maturity of the facility in March 2028.

Steelcase Acquisition Financing

As described in more detail in "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements, the Corporation has entered into certain agreements in connection with the Steelcase Acquisition contemplated by the Merger Agreement. On August 3, 2025, the Corporation entered into a debt financing commitment letter (the "Commitment Letter") with JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide HNI with debt financing in an aggregate principal amount of $1.1 billion in the form of a senior unsecured 364-day bridge loan facility (the “Bridge Loan”).

Pursuant to the Commitment Letter, on September 5, 2025, HNI entered into a Credit Agreement, which provides for revolving and term credit facilities in an aggregate principal amount of $925 million. The proceeds of borrowings under the facilities may be used for the consummation of the Steelcase Acquisition, including payment of the Cash Consideration described below under "Cash Requirements," the repayment of existing indebtedness of HNI and Steelcase, and the payment of fees, commissions and expenses in connection with the foregoing.

The Credit Agreement establishes (i) a senior secured revolving credit facility in an aggregate principal amount of $425 million (the “Revolving Facility,” and the loans thereunder, the “Revolving Loans”) (which may be increased from time-to-time pursuant to, and subject to the limitations of, the Credit Agreement), (ii) a senior secured “term loan A” credit facility in an aggregate amount of up to $500 million (the “TLA Facility,” and the loans thereunder, the “Term A Loans”) (which may be increased from time-to-time pursuant to, and subject to the limitations of, the Credit Agreement) and (iii) a senior secured “term loan B” credit facility in an aggregate amount of $0 on the Effective Date and which, on the date of consummation of the Mergers (the “Closing Date”), is structured to be potentially drawn to an aggregate amount of up to $800 million, (the “TLB Facility,” and the loans thereunder, the “Term B Loans”) (which may be increased from time-to-time pursuant to, and subject to the limitations of, the Credit Agreement). On the date of consummation of the Mergers (the "Closing Date"), the TLA Facility is expected to be drawn to an aggregate of $350 million and the TLB Facility is expected to be drawn to an aggregate amount of $500 million. Such amounts will be reduced from the maximum aggregate amounts as defined at the execution of the Credit Agreement after giving effect to successful exchange process related to $450 million of Steelcase private notes, as described in more detail in "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements.

The principal amount of the Revolving Loans and Term A Loans, together with accrued and unpaid interest thereon, will be due and payable on the earlier of the (a) fifth anniversary of the Closing Date (the “Revolving Maturity Date” or “TLA Maturity Date”) or (b) a customary springing maturity date. Commencing with the first full fiscal quarter ending after the Closing Date, the Corporation is required to repay the Term A Loans in quarterly installments equal to the following amounts per annum of the original principal amount of the Term A Loans: (i) during the first year following the Closing Date, 2.5%; (ii) during the second and third years following the Closing Date, 5.0%; (iii) during the fourth year following the Closing Date, 7.5%; and (iv) during the fifth year following the Closing Date, 10.0%, with the remaining principal amount and accrued and unpaid interest being due and payable on the fifth anniversary of the Closing Date.

The principal amount of the Term B Loans, together with accrued and unpaid interest thereon, will be due and payable on the earlier of the (a) seventh anniversary of the Closing Date or (b) a customary springing maturity date. The TLB Facility will amortize on a quarterly basis in an amount equal to 0.25% per quarter, commencing with the first full fiscal quarter ending after the Closing Date, with the remaining principal amount and accrued and unpaid interest being due and payable on the seventh anniversary of the Closing Date.

Borrowings under the Revolving Facility and TLA Facility will bear interest, at the Corporation's option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) the term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.25% and 0.875%; and (b) the term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.25% and 1.875%. The term SOFR rate will be subject to a floor of 0% and the alternate base rate will be subject to a floor of 1.00%. The applicable margin in each case is determined based on the Corporation's net leverage ratio at such time. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.

Borrowings under the TLB Facility will bear interest at a rate per annum to be determined based on market conditions.

Following the execution of the Credit Agreement, the Corporation retired $300 million of the committed financing under the Bridge Loan associated with the TLA Facility. On October 31, 2025, after the close of the Corporation's third quarter, an additional $300 million of committed financing under the Bridge Loan associated with the TLB Facility were retired. The $500 million of commitments remaining under the Bridge Loan are associated with the TLB Facility and are expected to be retired prior to the Closing Date.

On September 26, 2025, the Corporation announced the commencement of an offer to exchange (the “Exchange Offer”) any and all outstanding 5.125% Notes due 2029 (the “Existing Steelcase Notes”), as issued by Steelcase, for up to $450 million aggregate principal amount of new notes to be issued by the Corporation (the “New HNI Notes”). The completion of the Exchange Offer is contingent on the closing of the Steelcase Acquisition. The New HNI Notes will be guaranteed by certain subsidiaries of the combined company. Each New HNI Note issued in the Exchange Offer for a validly tendered Existing Steelcase Note will have an interest rate and maturity date that is identical to the interest rate and maturity date of the tendered Existing Steelcase Notes, as well as identical interest payment dates and optional redemption prices.

Upon a successful exchange, the Corporation expects to reduce the aggregate borrowings under the TLA Facility by one-third of the principal amount of the New HNI Notes (up to $150 million) and the aggregate borrowings under the TLB Facility by two-thirds of the principal amount of the New HNI Notes (up to $300 million). Following these expected reductions, the aggregate borrowings at the Closing Date are expected to be $350 million under the TLA Facility and $500 million under the TLB Facility.

Dividend - The Corporation is committed to maintaining or modestly increasing the quarterly dividend rate. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Dividends per common share	$0.34	$0.33	$1.01	$0.98

During the third quarter of 2025, the Board of Directors declared the regular quarterly cash dividend at the rate of $0.34 per share on August 11, 2025. This represents a $0.01 per share or 3.0 percent increase from the prior quarterly dividend level. The dividend was paid on September 11, 2025, to shareholders of record as of August 22, 2025.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the nine months ended September 27, 2025, the Corporation spent $83.6 million to repurchase 1.8 million shares of its common stock. Effective on August 4, 2025, following its entry into the Merger Agreement, the Corporation ceased share repurchase activity pending the closing of the Steelcase Acquisition. As of September 27, 2025, $84.3 million was available under the current authorization of the Board of Directors for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments is presented in the 2024 Form 10-K. Except for the item below, there were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first nine months of 2025.

Upon the closing of the Steelcase Acquisition, the Corporation will be obligated pay each eligible holder of the Steelcase Common Stock the merger consideration, including Cash Consideration, such holder elects, as follows:

•Mixed Consideration of (a) 0.2192 shares of HNI common stock, par value $1.00 per share (“HNI Common Stock”), and (b) $7.20 in cash; or

•Cash Consideration, equal to the sum of (a) $7.20 and (b) the product obtained by multiplying 0.2192 by the volume-weighted average closing price (rounded to four decimal places) of one share of HNI Common Stock on the NYSE for the 10 consecutive trading days ending on the second full trading day preceding the First Effective Time (the “HNI Common Stock Reference Price”); or

•Stock Consideration equal to the sum of (a) 0.2192 and (b) the quotient (rounded to four decimal places) obtained by dividing $7.20 by the HNI Common Stock Reference Price, in each case without interest and subject to any required tax withholding.

If such holders elect the maximum amount of Mixed Consideration payable in the transaction, the Corporation would be obligated to pay an estimated $883 million of Cash Consideration. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information. The Steelcase Acquisition is currently expected to close before the end of calendar 2025.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information about the Corporation's commitments and contingencies.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the 2024 Form 10-K.

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

Forward-Looking Statements

Statements in this report to the extent they are not statements of historical or present fact, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements. Forward-looking statements in this report about the pending transaction between the Corporation and Steelcase (the "Transaction") include, but are not limited to, statements about the completion and the benefits of the Transaction, including future financial and operating results, the combined company's plans, objectives, expectations and intentions, and other statements that are not historical facts.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation's business, operations, industries, financial position, or future financial performance are described within Part II, Item 1A of this report and Item 1A of the 2024 Form 10-K. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report.

The following Transaction-related factors, among others, could cause actual results to differ materially from those expressed in or implied by forward-looking statements: the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between HNI and Steelcase; the outcome of any legal proceedings that may be instituted against HNI or Steelcase; the possibility that the Transaction does not close when expected or at all because required regulatory, shareholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that seeking or obtaining such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the risk that the benefits from the Transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, trade policy (including tariff levels), laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which HNI and Steelcase operate; any failure to promptly and effectively integrate the businesses of HNI and Steelcase; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of HNI's or Steelcase's customers, employees or other business partners, including those resulting from the announcement, pendency or completion of the Transaction; the dilution caused by HNI's issuance of additional shares of its capital stock in connection with the Transaction; and the diversion of management's attention and time to the Transaction from ongoing business operations and opportunities.

Additional important factors relating to the Corporation that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the Corporation's ultimate realization of the anticipated benefits of the acquisition of Kimball International; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in trade policy, including with respect to tariff levels; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; changing legal, regulatory, environmental, and health care conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation's control, including those that may result from the effects of climate change; and other risks and uncertainties as described in the 2024 Form 10-K and in the Corporation's subsequent quarterly and current reports filed on Forms 10-Q and 8-K with the Securities and Exchange Commission, as well as other risks and uncertainties the Corporation may consider not material or are not known at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the 2024 Form 10-K, are not exclusive and further information concerning the Corporation, including risks and uncertainties that potentially could have a material effect on the Corporation's financial results or condition, may emerge from time to time.

The Corporation assumes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. The Corporation advises you, however, to consult any further disclosures made on related subjects in future reports it files with or furnishes to the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 27, 2025, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the 2024 Form 10-K.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of September 27, 2025, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

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

During the nine months ended September 27, 2025, there have been no material changes to the risk factors discussed in the 2024 Annual Report other than the risk factors set forth below relating to the merger transactions (the "Mergers") described elsewhere in this report pursuant to which the Corporation will acquire Steelcase Inc. ("Steelcase") in accordance with the terms and subject to the conditions set forth in the Agreement and Plan of Merger (as amended from time to time, the "Merger Agreement"), dated as of August 3, 2025, by and among the Corporation, Geranium Merger Sub I, Inc., Geranium Merger Sub II, LLC and Steelcase, and under which holders of Steelcase common stock will receive, at their election, merger consideration consisting of cash, shares of HNI common stock, or a combination of cash and shares of HNI common stock. Additional information regarding the transactions contemplated by the Merger Agreement and risks related to the Mergers and to the Corporation after completion of the Mergers is contained in the Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 12, 2025, as that document may be amended from time to time.

Risks Related to the Mergers

The Mergers are subject to conditions, some or all of which may not be satisfied or may not be completed on a timely basis, if at all. Failure to complete the Mergers on a timely basis or at all could have adverse effects on HNI.

The completion of the Mergers is subject to a number of conditions. If the Mergers are not completed, HNI's ongoing business, financial condition, financial results and stock price could be materially adversely affected, and HNI would forgo any benefit of completing the Mergers. In that event, HNI would be subject to a number of risks, including the following:

•the market price of HNI common stock could be reduced to the extent that the current market price reflects a market assumption that the transaction will be completed;

•HNI could owe Steelcase a termination fee of $71 million or $134 million, as applicable, if the Merger Agreement were terminated under specified circumstances;

•HNI could experience negative reactions from the financial markets or from its customers, dealers, suppliers or employees; and

•HNI could become involved in litigation related to any failure to complete the Mergers or related to any proceeding commenced against HNI to perform its obligations pursuant to the Merger Agreement.

HNI is subject to business uncertainties and contractual restrictions while the proposed transaction is pending, which could adversely affect its business and operations.

In connection with the pendency of the Mergers, it is possible that some customers, dealers, suppliers and other persons with which HNI has business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with HNI, as a result of the Mergers or otherwise. Under the terms of the Merger Agreement, HNI is subject to restrictions on the conduct of its business prior to completing the Mergers, which may adversely affect HNI's ability to acquire assets. Each of these risks may be exacerbated by delays or other adverse developments with respect to the completion of the Mergers.

HNI's shareholders will be diluted by the Mergers.

The Mergers will dilute the ownership position of HNI's current shareholders. Based on the fully diluted shares of HNI and Steelcase as of the date of the Merger Agreement, HNI estimates that holders of Steelcase common stock immediately prior to the effective time of the first Merger will own approximately 36% of the common stock of HNI immediately following the completion of the Mergers and holders of HNI common stock immediately prior to the effective time of the first Merger will own approximately 64% of the common stock of HNI immediately following the completion of the Mergers.

The Mergers will involve substantial costs for HNI.

HNI has incurred, and expects to continue to incur, a number of non-recurring costs associated with the Mergers, a substantial majority of which will consist of transaction and regulatory costs.

To facilitate the financing of the cash portion of the merger consideration, HNI has entered into a credit agreement subject to certain conditions which, if not satisfied, could delay or prevent completion of the Mergers.

On September 5, 2025, HNI and certain of its U.S. subsidiaries entered into a credit agreement with the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto (the "lenders") and Wells Fargo Bank, National Association, as administrative agent (the "Credit Agreement"). The disbursement of funds under the Credit Agreement, which are to be used by HNI to, among other things, (i) satisfy a portion of its monetary obligations with respect to the consummation of the transactions contemplated by the Merger Agreement and (ii) refinance its existing indebtedness, is subject to certain limited conditions set forth in the Credit Agreement. If such conditions are not satisfied, HNI may be unable to meet its monetary obligations with respect to the transactions contemplated by the Merger Agreement and the refinancing of its existing indebtedness.

In the event that the debt financing contemplated by the Credit Agreement is not available, there is a risk that other financing may not be available on acceptable terms, in a timely manner or at all. Although HNI's obligation to consummate the Mergers is not conditioned upon consummation of any debt financing, if HNI is unable to obtain the debt financing contemplated by the Credit Agreement, the Mergers could be delayed or not completed, in which case HNI could be in breach of its obligations under the Merger Agreement.

Risks Related to HNI After Completion of the Mergers

HNI may not achieve the intended benefits of the Mergers, and the Mergers may disrupt its current plans or operations.

HNI may not be able to successfully integrate Steelcase's assets or otherwise realize the expected benefits of the Mergers (including operating and other cost synergies). Difficulties in integrating Steelcase into HNI may result in HNI performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected time frame or at all, or in the difficulty or failure of utilizing available U.S. tax attributes, in which case the Mergers may not be accretive to earnings per share, may not improve HNI's balance sheet position, and may not enhance HNI's ability to deliver or generate additional free cash flow due to reduced cash tax payments. The integration of HNI and Steelcase may result in material challenges, including the diversion of management's attention from ongoing business concerns; difficulty in retaining key management and other employees; challenges in retaining or attracting business opportunities and establishing or maintaining business relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; difficulty in consolidating corporate and administrative infrastructures and eliminating duplicative operations; challenges in coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; discovery of previously unknown liabilities; unforeseen expenses relating to integration; or delays associated with the Mergers.

The results of HNI after the completion of the Mergers may be adversely impacted if HNI does not effectively manage its expanded operations following the completion of the Mergers.

Following the completion of the Mergers, the size of HNI's business will be significantly larger than the current size of either HNI's or Steelcase's respective businesses. HNI's ability to successfully manage this expanded business will depend, in part, upon management's ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. The combined company may not be successful or realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Mergers.

The combined company is expected to incur substantial expenses related to the completion of the Mergers and the integration of HNI and Steelcase.

The combined company is expected to incur substantial expenses in connection with the completion of the Mergers and the integration of HNI and Steelcase, some of which may be incurred even if the Mergers are not completed. The expectation of substantial integration expenses reflects in part the many processes, policies, procedures, operations, technologies and systems that must be integrated, potentially including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of the expenses of the Mergers and the integration of HNI and Steelcase will be non-recurring expenses related to the Mergers (including financing of the Mergers) and to facilities and systems consolidation. HNI may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. HNI and Steelcase will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. In addition, as a result of the Mergers, HNI's financing costs, including costs in connection with the financing of the Mergers, may increase. These incremental merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

The combined company will have significantly more indebtedness than the indebtedness of HNI prior to the Mergers.

Upon completion of the Mergers, HNI expects to incur approximately $1.25 billion in additional indebtedness and to have consolidated indebtedness of approximately $1.55 billion, which is greater than the current indebtedness of HNI. The increased indebtedness of the combined company in comparison to that of HNI on a historical basis may have the effect of, among other impacts, reducing the flexibility of HNI to respond to changing business and economic conditions and increasing HNI's borrowing costs.

The financing arrangements that HNI will enter into in connection with the Mergers will contain restrictions and limitations that may, under certain circumstances, significantly impact HNI's ability to operate its business.

HNI is incurring significant new indebtedness in connection with the Mergers. The agreements governing the indebtedness that HNI will incur in connection with the Mergers, including, but not limited to, the credit agreement entered into to facilitate the financing of the cash portion of the Merger consideration, may, under certain circumstances, impose significant operating and financial restrictions on HNI. After the completion of the Mergers, these restrictions may affect HNI's ability to operate its business and may limit HNI's ability to take advantage of potential business opportunities.

In addition, the agreements governing such indebtedness will require HNI to comply with a consolidated leverage ratio financial covenant and consolidated interest coverage ratio financial covenant in certain circumstances. To the extent HNI is or becomes subject to these covenants, HNI's ability to comply with such covenants will depend on its financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond HNI's control. HNI's ability to comply with these covenants will also depend upon HNI's ability to successfully implement its overall business strategy and realize the anticipated benefits of the Mergers, including synergies, cost savings, innovation and operational efficiencies.

Various risks, uncertainties and events beyond HNI's control could affect its ability to comply with the covenants contained in its financing agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under those circumstances, HNI might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on HNI's ability to incur additional debt and to take other actions might significantly impair its ability to obtain other financing.

If HNI incurs additional indebtedness following the Mergers, the risks related to the substantial indebtedness of HNI after the completion of the Mergers may intensify.

The market price of HNI common stock after the Mergers may be affected by factors different from those affecting the market price of HNI common stock before the Mergers.

As the businesses of HNI and Steelcase are different, the results of operations of the combined company and the market price of HNI common stock following the Mergers may be affected by factors different from those factors affecting HNI as an independent stand-alone company before the Mergers. Following the Mergers, HNI will face additional risks and uncertainties to which HNI may currently not be exposed as an independent stand-alone company.

The market price of HNI common stock may decline as a result of the Mergers.

The market price of HNI common stock may decline as a result of the Mergers, and HNI shareholders could lose the value of their investment in HNI common stock if, among other things, after completion of the Mergers, HNI is unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the Mergers are not realized, or if the transaction costs related to the Mergers are greater than expected, or if the Mergers are not completed within the anticipated time frame. The market price of HNI common stock also may decline if HNI does not achieve the perceived benefits and expected synergies of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Mergers on HNI's financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

The issuance of shares of HNI common stock in the Mergers could on its own have the effect of depressing the market price of HNI common stock. In addition, many Steelcase shareholders may decide not to hold the shares of HNI common stock they receive as a result of the Mergers. Other Steelcase shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of HNI common stock they receive as a result of the Mergers. Any such sales of HNI common stock could have the effect of depressing the market price of HNI common stock.

General fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, HNI common stock, regardless of the operating performance of HNI after the completion of the Mergers.

The Mergers may result in a loss of customers, distributors, suppliers, vendors, landlords and other business partners and may result in the termination of existing contracts.

Following the Mergers, some of the customers, distributors, dealers, suppliers, vendors, landlords and other business partners of Steelcase may terminate or scale back their current or prospective business relationships with HNI. Some customers may not wish to source a larger percentage of their needs from a single company or may believe that HNI is too closely allied with one of their competitors. In addition, Steelcase has contracts with customers, distributors, dealers, suppliers, vendors, landlords and other business partners that may require it to obtain consents from these other parties in connection with the Mergers, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, dealers, suppliers, vendors, landlords and other business partners are adversely affected by the Mergers, or if HNI, following the Mergers, loses the benefits of the contracts of Steelcase, HNI's business and financial performance could suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of September 27, 2025, $84.3 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time.

The following is a summary of share repurchase activity during the third quarter of fiscal 2025:

Period	Total Number of Shares (or Units) Purchased (in thousands)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
06/29/25 - 07/26/25	54.3	$51.17	54.3	$84.9
07/27/25 - 08/23/25	12.5	$51.62	12.5	$84.3
08/24/25 - 09/27/25	—	$—	—	$84.3
Total	66.8		66.8

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

During the three months ended September 27, 2025, none of the Corporation's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, by and among, HNI Corporation, Geranium Merger Sub I, Inc., Geranium Merger Sub II, LLC and Steelcase Inc., dated as of August 3, 2025 (incorporated by reference to Exhibit 2.1 to HNI Corporation’s Current Report on Form 8-K filed August 4, 2025)+

10.1
Credit Agreement, dated as of September 5, 2025, among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, as administration agent (incorporated by reference to Exhibit 10.1 to HNI Corporation’s Current Report on Form 8-K filed September 5, 2025)+

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
32.1
Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

99.1
Voting Support Agreement, by and among HNI Corporation, Robert C. Pew III and Susan H. Taylor, dated as of August 3, 2025 (incorporated by reference to Exhibit 99.3 to HNI Corporation’s Current Report on Form 8-K filed August 4, 2025)+

99.2
Voting Support Agreement, by and between HNI Corporation and Jennifer C. Niemann, dated as of August 3, 2025 (incorporated by reference to Exhibit 99.4 to HNI Corporation’s Current Report on Form 8-K filed August 4, 2025)+

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

HNI Corporation

Date: November 5, 2025	By:	/s/ Vincent P. Berger
Vincent P. Berger
Executive Vice President and Chief Financial Officer