Form 10-K
period 2026-01-03
HNI CORP
filed 2026-03-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM					10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended					January 3, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission file number:						1-14225

HNI Corporation
	Iowa		(Exact name of registrant as specified in its charter)				42-0617510
	(State or other jurisdiction of incorporation or organization)						(I.R.S. Employer Identification No.)
600 East Second Street
P. O. Box 1109
Muscatine				,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

			(563		272-7400)
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Trading Symbol(s)				Name of each exchange on which registered
Common Stock			HNI				New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,653,610,031 based on the New York Stock Exchange closing price for such shares on that date, assuming for purposes of this calculation that all 10 percent stockholders and all directors and executive officers of the registrant are affiliates.

The number of shares outstanding of the registrant's common stock, as of February 6, 2026, was 71,270,999.

Documents Incorporated by Reference

Certain information required by Items 10, 11, 12, 13, and 14 of Part III of this report is incorporated by reference to the registrant's definitive proxy statement to be distributed in connection with its Annual Meeting of Shareholders to be held on May 20, 2026, which will be filed on Schedule 14A with the Securities and Exchange Commission within 120 days after January 3, 2026.

References in this report to the "Corporation," "HNI," "we," "us," and "our" are to HNI Corporation individually and together with its consolidated subsidiaries.
The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2025 ended on January 3, 2026, fiscal year 2024 ended on December 28, 2024, and fiscal year 2023 ended on December 30, 2023.
PART I
Item 1.  Business
General

HNI Corporation has been improving where people live, work, and gather for more than 80 years. HNI is a manufacturer of workplace furnishings and residential building products. Within workplace furnishings, the Corporation is the thought leader in commercial furnishings and the preeminent global designer, innovator, and provider of workplace solutions going to market under unique brands serving multiple channels and customers from the largest multinational companies to small local businesses. Within residential building products, the Corporation is the nation's leading manufacturer and marketer of hearth products. The Corporation utilizes a multi-faceted go-to-market model to deliver value to customers via various brands and selling models. HNI is focused on growing its existing businesses while seeking out and developing new opportunities for expansion.

On December 10, 2025 the Corporation acquired by merger Steelcase Inc. ("Steelcase"), a global design and furniture company headquartered in Grand Rapids, Michigan, for total consideration of cash and HNI common stock valued at $1.9 billion. The highly complementary geographic footprints and dealer networks of HNI and Steelcase bolster the combined company's ability to serve more customers across diverse industry segments. The Corporation has included the financial results of Steelcase in the Consolidated Financial Statements starting as of the date of acquisition. References to "legacy" HNI businesses in this report exclude the acquisition of Steelcase and its impact on the Corporation's businesses.

The Corporation's two reportable segments are Workplace Furnishings and Residential Building Products.

The various Workplace Furnishings businesses sell similar products that include panel-based and freestanding furniture systems, seating, benching, tables, architectural products, storage, ancillary products, hospitality products and social collaborative items. These products are sold primarily through a system of independent dealers, company-owned dealers, and office product distributors, but also directly to end-user customers and federal, state, and local governments.

The Residential Building Products businesses manufacture and sell a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned installing distribution and retail outlets.

In fiscal 2025, including Steelcase's financial results from the acquisition date, the Corporation had net sales of $2.8 billion, of which $2.2 billion or 76 percent was attributable to workplace furnishings sales and $0.7 billion or 24 percent was attributable to residential building products sales.

Incorporated in 1944, HNI maintains its corporate headquarters in Muscatine, Iowa. It is organized into operating units with offices, manufacturing plants, distribution centers, and sales showrooms primarily in North America, Asia and Europe. See "Item 2. Properties" for additional related discussion.

For further information with respect to acquisitions, divestitures, operating segment information, and the Corporation’s operations in general, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report and the following sections in the Notes to Consolidated Financial Statements: "Note 1. Nature of Operations," "Note 4. Acquisitions and Divestitures," and "Note 15. Reportable Segment Information."

Markets

The Corporation competes in the workplace furnishings and residential building products markets principally by providing compelling solutions to customers. A multi-branded approach allows the Corporation to deliver a broad array of products and services to a large cross-section of customers. The Corporation provides value products designed to be among the best in their price range for product quality and performance, along with superior customer service and short lead-times. The Corporation also drives research-based insights into products, applications and experiences that help organizations around the world amplify the performance of their people, teams and enterprises. A focus on delivering innovative solutions and exceeding customer expectations is a competitive advantage and a reflection of the Corporation’s ongoing investment in its brands, research and development efforts, efficient manufacturing operations, and extensive distribution network.

Workplace Furnishings

The workplace furnishings market, in which the Corporation is the market leader, consists of two primary channels — the contract channel and the small and medium-sized business ("SMB") channel. End-users across both channels represent a mix of commercial, health care, government, and education customers. While the Corporation primarily competes in the United States, it also distributes products to other countries in regions throughout the globe including North America, Europe, the Middle East, Africa and Asia Pacific.

The contract channel has traditionally been characterized by sales of office furniture and services to large corporations and organizations, primarily for new office facilities, relocations, and office redesigns. Sales made through the contract channel are frequently customized to meet specific client and architect and designer preferences. End users generally purchase through independent office furniture dealers who prepare a custom-designed office layout emphasizing image and design. The selling process is complex, lengthy, and generally attracts several manufacturers competing for the same projects.

The SMB channel primarily represents smaller orders of office furniture that are less likely to involve an architect or designer. Sales in this channel are driven on the basis of price, product quality, selection, and the speed and reliability of delivery. Independent dealer and national office product distributors are the primary distribution channels in this market.

The workplace furnishings industry is characterized by intense competition, with a significant number of competitors offering similar products. The Corporation competes with large workplace furnishings manufacturers, which cover a substantial portion of the North America market share in the workplace furnishings market. These competitors include manufacturers such as MillerKnoll, Inc., Haworth, Inc., The Global Group, Krueger International, Inc., and Teknion Corporation, as well as global importers. The Corporation faces significant price competition from its competitors and may encounter competition from new market entrants.

Residential Building Products

The Corporation also competes in the residential building products industry, where it is the North American market leader in hearth products. Hearth products are typically purchased by builders during the construction of new homes and homeowners during the renovation of existing homes. Both types of purchases exhibit seasonal trends with remodel and retrofit activity being particularly concentrated in the September to December period. Distribution is primarily effected through independent and company-owned installing distributors and retail outlets.

The highly competitive hearth products market features products manufactured by a number of national and regional competitors. The Corporation competes against a broad range of manufacturers, including Travis Industries, Inc., Innovative Hearth Products, Wolf Steel Ltd. (Napoleon), and FPI Fireplace Products International Ltd. (Regency).

Strategy

The Corporation’s strategy is to build on its position as the leading manufacturer of workplace furnishings and residential building products in its markets.

The foundation of the Corporation’s strategy continues to be its distinct member culture, which has enabled HNI to attract, develop, retain, and motivate skilled, experienced, and efficient members who are its employees, and which drives a unique level of commitment to the Corporation’s success. The Corporation aims to leverage this culture to enable profitable growth by focusing members’ efforts on the following three pillars:

•Customer-First Mindset (focus on the customer) – The journeys customers take buying and using workplace furnishings and residential building products continue to rapidly evolve — presenting new opportunities to better serve them. The key to capitalizing on these changes is a deep understanding of customers and thought leadership about the evolving role of the office. To that end, the Corporation continues to broaden its involvement in and understanding of the entire customer journey, by investing in artificial intelligence ("AI"), data analytics, digital assets, branding, eCommerce capabilities, and market coverage. This customer-first mindset allows the Corporation to identify and take advantage of new and developing market dynamics.

•Effortless Winning Experiences (simplify the buying process) – Customers continue to raise their expectations and demand more effortless experiences. Buying office furniture and hearth products can be complicated and time-consuming. The Corporation’s deep understanding of the customer buying journey incorporates AI, other technology and digital assets to help customers navigate the buying process more quickly and with reduced effort. The Corporation has scale, price point breadth, product depth, and resources to lead this change.

•Own Operational Excellence (leverage lean heritage) – All HNI members embrace the principles of lean manufacturing. Members utilize Rapid Continuous Improvement (RCI), which scrutinizes every facet of the business to identify areas of waste, and then refines and streamlines. RCI can be seen in action throughout the Corporation’s value chain from the manufacturing floor to the administrative offices to customer interactions, as members always look to find a better, more efficient, and more environmentally-friendly approach. This focus on RCI benefits stakeholders as the Corporation consistently seeks to deliver productivity and cost savings that allow it to grow earnings and invest in the future.

Management believes that the skillful execution of these strategic initiatives will position the Corporation for continued success by supporting strong organic sales growth, margin expansion, improved returns, and strong free cash flow.

Sales

Workplace Furnishings

The Corporation designs, manufactures, and markets a broad range of workplace furnishings. The Corporation offers a complete line of panel-based and freestanding office furniture systems, seating, benching, tables, architectural products, storage, ancillary products, hospitality products, and social collaborative items to meet the needs of a wide spectrum of organizations. Through its broad product offerings the Corporation is able to service business furniture needs in virtually any setting, including private office, open plan, conference rooms, training areas, cafes, lounges, collaborative spaces, health care, and hospitality spaces, among many others. The Corporation is well placed to serve the largest multinational customers to the smallest local business. The Corporation possesses significant expertise and vertical manufacturing capabilities that afford it the flexibility to innovate, design, and manufacture new products in-house to meet changing market needs.

To meet the demands of various markets, the Corporation’s products are sold primarily under the following widely recognized brands:
Allsteel®
AMQ®
Beyond®
Coalesse®
D’style®
David Edward®
Designtex®
Etc.®
Gunlocke®
HALCON™
HBF®

HBF Textiles®
HON®
Interwoven®
Kimball®
Kimball®Hospitality
National®
Orangebox®
Smith System®
Steelcase®
Viccarbe®

The Corporation sells its products through various distribution channels, including the following:

•Independent and company-owned office products dealers that specialize in the sale of office furniture and/or office products to commercial, government, education, and health care entities.
•Office product distributors that sell furniture and office supplies through a national network of dealerships and sales offices, as well as through online and retail office products stores.
•Direct sales of products to federal, state, and local government offices, or in certain circumstances a lead selling relationship with an end-user.

The Corporation’s workplace furnishings sales force consists of sales managers and salespeople who collectively provide broad sales coverage. Sales managers and salespeople are compensated by a combination of salary and variable performance compensation.

The Corporation maintains marketing partnerships with a number of companies, including Arper, Audo North America, Carl Hansen & Son, Corral, EMU, Extremis, FLOS, the Frank Lloyd Wright Foundation, Grado, Kartell, Kwickscreen, Logitech, m.a.d., Mattiazzi, Microsoft, Moduform Inc, Moooi, Moooi Carpets, Normann Copenhagen, Segis, SnowSound, Spaceti, Tom Dixon, Unika Vaev, Vanerum, VergeSense, Wendelbo, West Elm, Zilenzio, and Zoom. These partnerships are intended to promote the marketing of additional products and services to the Corporation's dealers and customers that are complementary to the Corporation's products and services and to leverage the Corporation's scale. These partnerships take several forms, the most common of which involves purchasing and reselling the partner’s products to the Corporation's dealers and customers. Under other arrangements, the Corporation markets the partner’s products to its own dealers and customers and receives a fee from the partner. The Corporation may also transport and deliver these products to its own dealers and customers for a fee. In addition, the Corporation also maintains marketing partnerships through which it co-develops products with its partner that the Corporation manufactures or sources from third parties or through which the Corporation and the partner agree to co-market the Corporation's products and services to customers. Most of the Corporation's marketing partnerships are on a regional basis.

Residential Building Products

The Corporation’s residential building products businesses include the Hearth & Home Technologies LLC ("Hearth & Home") operating unit. Hearth & Home is North America’s largest manufacturer and marketer of prefabricated fireplaces, hearth stoves, and related products. These products are primarily for the home and are sold under the following widely recognized brands:
Forge & FlameTM
Harman®
Heat & Glo®
Heatilator®
Majestic®
Monessen®
PelPro®
Quadra-Fire®
SimpliFire®
StellarTM
The Outdoor GreatRoom Company®
Vermont Castings®

The Corporation’s line of hearth products includes a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. Heat & Glo®, Heatilator®, Majestic®, Monessen®, SimpliFire® and StellarTM are brand leaders in the home fireplace market, consisting of gas, wood, and electric fireplaces. The Corporation is a leader in "direct vent" fireplaces, which replaces the chimney-venting system used in traditional fireplaces with a less expensive vent through the roof or an outer wall. In addition, the Corporation is a market leader in wood and pellet-burning stoves with its Forge & FlameTM, Harman®, ®PelPro®, Quadra-Fire®, and Vermont Castings® product lines, which provide home heating solutions using renewable fuels.

Hearth & Home sells its products through independent dealers, distributors, and Corporation-owned installing distribution and retail outlets. The distribution and retail brand of this operating unit is Fireside Hearth & Home. The business has a field sales organization of sales managers, salespeople, and independent manufacturers’ representatives.

Largest Customers

In fiscal 2025, the Corporation’s five largest customers accounted for approximately 13 percent of its consolidated net sales. No single customer or group of related customers accounted for 10 percent or more of the Corporation’s consolidated net sales in fiscal 2025, and management does not consider the Corporation’s operations or financial performance to be materially dependent on any individual customer. The substantial purchasing power exercised by large customers may adversely affect the prices at which the Corporation can offer its products.

Joint Ventures and Other Equity Investments

The Corporation may occasionally enter into joint ventures and other equity investments to expand or maintain its geographic presence, support its distribution network, or invest in new business ventures, complementary products or services. The Corporation's share of the earnings from these joint ventures is recorded in "Other non-operating income, net" in the Consolidated Statements of Comprehensive Income. See "Note 19. Investments in Unconsolidated Affiliates" in the Notes to the Consolidated Financial Statements for additional information.

Resources

Manufacturing

As of January 3, 2026, the Corporation has manufacturing and distribution operations throughout North America (in the United States and Mexico), Europe (in the Czech Republic, France, Germany, Spain and the United Kingdom) and in Asia (in China, India and Malaysia).

The Corporation purchases raw materials, components, and finished goods from a variety of suppliers, most of which are generally available from multiple sources. Major raw materials and components include steel, aluminum, zinc, lumber, veneer, particleboard, textiles, paint, hardware, glass, plastic products, packaging, foam, and fiberglass.

Since its inception, the Corporation has focused on making its manufacturing facilities and processes more flexible while reducing cost, eliminating waste, and improving product quality. The Corporation applies the principles of RCI and a lean manufacturing philosophy to leverage the creativity of its members to reduce or eliminate costs. The application of RCI has increased productivity by reducing set-up, processing times, square footage, inventory levels, product costs, and delivery times, while improving quality and enhancing member safety. The Corporation’s RCI process involves members, customers, and suppliers. Manufacturing also plays a key role in the Corporation’s concurrent research and development process to design new products for ease of manufacturability.

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

The Corporation's research has helped it develop social, spatial and informational insights into work effectiveness. The Corporation maintains collaborative relationships with external world-class innovators to expand and deepen its understanding of how people work. Understanding patterns of work enables the Corporation to identify and anticipate user needs globally. The Corporation's design teams explore and develop prototypical solutions to address these needs.

The Corporation's marketing team evaluates product concepts using several criteria, including financial return metrics, and chooses which products will be developed and launched. Designers then work closely with engineers and suppliers to co-develop products and processes that incorporate innovative user features with efficient manufacturing practices. Products are tested for performance, quality and compliance with applicable local standards and regulations.

The Corporation conducts its research and development efforts at both the corporate and operating unit levels. See "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for amounts that the Corporation has invested in research and development.

Intellectual Property

The Corporation holds a significant number of patents in various countries related to its business operations. The Corporation applies for patent protection when it believes the expense of doing so is justified and the duration of its registered patents is adequate to protect these rights. While the acquisition of patents reflects the Corporation's position in the market as an innovation leader, the Corporation believes that no individual patent or group of related patents is material to the Corporation’s business as a whole. The Corporation also occasionally enters into license agreements to pay royalties to third parties for the use of patents on products, designs or process technology, none of which are considered material to its business.

The Corporation also holds a number of trademarks that are important to its identity and recognition in the marketplace and applies for trademark protection when it believes the expense of doing so is justified. The Corporation actively protects trademarks it believes have significant value. The Corporation believes that the AMQ®, Allsteel®, Coalesse®, Designtex®, Forge & Flame™, HALCON™, Heat & Glo®, Heatilator®, HON®, Kimball®, National®, Orangebox®, Smith System®, and Steelcase® trademarks are material to its business and that, other than with respect to those trademarks, neither the loss of any individual trademark or group of related trademarks would materially adversely affect the Corporation’s business as a whole.

Environmental Regulation and Sustainability

The Corporation is subject to a variety of federal, state, local, and foreign environmental regulations, which it refers to as environmental laws, relating to the protection of the environment, including those governing the use of materials and substances in products, the management of wastes, the emission of pollutants from its operations, and the remediation of contamination associated with past releases of hazardous substances. The Corporation maintains a team of environmental, health, and safety professionals responsible for monitoring compliance with applicable regulations and managing environmental risks across its operations. These professionals work in coordination with facility leadership, legal counsel, and external advisors to support compliance activities, assess risk, and address environmental matters as they arise. The Corporation’s environmental objective is to reduce and, when practicable, eliminate the human and ecosystem impacts of materials and manufacturing processes.

Compliance with existing environmental laws has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date and is not expected to have a material effect in the near future. However, there is no assurance that environmental regulations will not change in future periods or that the Corporation will not incur material additional costs to comply with such regulations.

Under certain environmental laws, the Corporation could be held liable, without regard to fault, for remediation costs associated with environmental contamination related to its current or historical operations. The Corporation could also be subject to third-party property damage or personal injury claims or enforcement actions relating to alleged violations of environmental laws. The Corporation is a party to, or otherwise involved in, proceedings relating to several contaminated properties being investigated and remediated under environmental laws, including as a potentially responsible party in several Superfund site cleanups. Based on the Corporation's information regarding the nature and volume of wastes allegedly disposed of or released at these properties, the total estimated cleanup costs and other financially viable potentially responsible parties, the Corporation does not believe the costs to it associated with these properties will be material, either individually or in the aggregate. The Corporation has established environmental reserves that it believes are adequate to cover its estimated remediation obligations based on information currently available. Actual costs may differ from these estimates due to factors including changes in regulatory requirements or cleanup standards, discovery of additional contamination, the financial viability of other potentially responsible parties, or other unforeseen circumstances.

Beyond compliance with applicable laws and regulations, the Corporation considers environmental and sustainability-related factors in managing its operations and business processes as part of its overall approach to risk management and governance. For additional information regarding the Corporation’s voluntary sustainability initiatives, see the Corporate Responsibility report available on its website.

Government Regulation

As a federal and state contractor, the Corporation is subject to extensive and complex government regulations, compliance requirements, and oversight. These regulations include, but are not limited to, the Federal Acquisition Regulation (FAR), Defense Federal Acquisition Regulation Supplement (DFARS), cost accounting standards, cybersecurity requirements such as those mandated by the Cybersecurity Maturity Model Certification (CMMC), and state-specific regulations. The Corporation maintains a team of contract compliance and procurement professionals responsible for developing controls and monitoring compliance with applicable regulations across the Company’s operations. These professionals work in coordination with brand leadership, legal counsel, and external advisors to support compliance activities and address procurement matters as they arise.

Compliance with existing procurement laws has not had a material effect on the capital expenditures, earnings, or competitive position of the Corporation to date and is not expected to have a material effect in the near future. However, non-compliance with these regulatory requirements could result in significant consequences, including contract termination, suspension or debarment from future contracts, penalties, fines, or claims for damages and repayment. Additionally, changes in government regulations, policies, or priorities could adversely affect the timing, value, and scope of our federal contracts. Due to the constantly evolving regulatory environment and the potential for heightened government oversight in the public contracting arena, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Human Capital

As of January 3, 2026, the Corporation employed approximately 19,500 persons, including approximately 1,000 temporary personnel. Approximately 2,500 of the Corporation's employees are covered by collective bargaining agreements, unions, or workers' councils, representing approximately 12% of the total workforce, including 30 in the United States.

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

For further information regarding its member culture, initiatives, and goals, see the Corporation’s Corporate Social Responsibility report available on its website.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation’s actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation’s business, operations, industries, financial position, or future financial performance are described later in this report under the heading "Item 1A. Risk Factors." The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report, including but not limited to: the Corporation’s ultimate realization of the anticipated benefits of the Steelcase acquisition; disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation’s products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation’s customers; the Corporation’s reliance on its network of independent dealers; changes in trade policy; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation’s new products; changing legal, regulatory, environmental, and health care conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation’s financing activities; an inability to protect the Corporation’s intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation’s control, including those that may result from the effects of climate change; and other risks as described under the heading "Item 1A. Risk Factors," as well as others that the Corporation may consider not material or does not anticipate at this time. The risks and uncertainties described in this report, including those under the heading "Item 1A. Risk Factors," are not exclusive and further information concerning the Corporation, including factors that potentially could have a material effect on the Corporation’s financial results or condition, may emerge from time to time.

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

Workplace furnishings industry sales are subject to risks resulting from a variety of macroeconomic factors including service-sector employment levels, corporate profits, business confidence, commercial construction, office vacancy rates, and hospitality refurbishment rates. Industry factors, including corporate restructuring, technology changes, corporate relocations, health and safety concerns, including ergonomic considerations, and the globalization of companies also influence workplace furnishings industry revenues. In addition, adoption of hybrid working models has resulted in a significant decrease in worker attendance at their office locations. Despite office re-entry in many markets, office occupancy levels remain below historic levels. Lower office occupancy levels have had and could continue to have an adverse impact on the demand for workplace furnishings.

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

The Corporation may not be successful in winning new business in the highly competitive workplace furnishings and residential building products industries.

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

The Corporation sells products through multiple distribution channels, which primarily include independent dealers, national dealers, and sales representatives. These distribution channels have experienced significant consolidation, which may continue in future periods. The Corporation relies on distribution partners to provide a variety of important specification, installation, and after-market services to customers. Some distribution partners may terminate their relationship with the Corporation at any time and for any reason. Loss or termination of a significant number of reseller relationships could cause difficulties in marketing and distributing products, resulting in a decline in sales, which may adversely affect the Corporation’s business, operating results, or financial condition.

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

Fluctuations in the price and availability of commodities, raw materials, components, and finished goods could have an adverse effect on costs of sales, profitability, and ability to meet customers’ demand. The Corporation sources commodities, raw materials, components, and finished goods from domestic and international suppliers. From both domestic and international suppliers, the cost and availability of commodities, raw materials, components, and finished goods have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, inflationary forces, natural disasters, labor disputes, military action, terrorism, and political unrest or instability. These factors could lead to price volatility or supply interruptions in the future. Profit margins could be adversely affected if commodity, raw material, component, and finished good costs increase and the Corporation is either unable to offset such costs through strategic sourcing initiatives and continuous improvement programs or, as a result of competitive market dynamics, unable to pass along a portion of the higher costs to customers.

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

Natural disasters, acts of God, global pandemics or epidemics, force majeure events, or other catastrophic events, including severe weather, military action, terrorist attacks, power interruptions, floods, and fires, could disrupt operations and the ability to produce or deliver products. Some of the Corporation’s production facilities, members, and key management are located within a small geographic area in eastern Iowa located near the Mississippi River, and a natural disaster or catastrophe in the area, such as flooding or severe storms, could have a significant adverse effect on the Corporation's results of operations and business conditions. Further, several of the Corporation’s production facilities are single-site manufacturers of certain products, and an adverse event affecting any of those facilities could significantly delay production of certain products and adversely affect operations and business conditions. Members are an integral part of the business and events such as those described above could negatively impact the availability of members for work. In the event the Corporation experiences a temporary or permanent interruption in its ability to produce or deliver products, revenues could be reduced, and business could be materially adversely affected. In addition, any continuing disruption in the Corporation’s information technology systems could adversely affect the ability to receive and process customers’ orders, procure materials, manufacture products and ship products on a timely basis, which could adversely affect relations with customers and potentially reduce customer orders or result in the loss of customers.

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

The Corporation depends significantly on its executive officers and other key personnel. The Corporation’s success is also dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities that meet customers’ changing needs. To meet these goals, the Corporation must retain qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. The Corporation focuses on continuous training, motivation, and development of its members, and it strives to attract and retain qualified personnel. Failure to retain the Corporation’s executive officers and retain and attract other key personnel could adversely affect the Corporation’s business.

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

The Corporation's financial results could be negatively affected by an impairment charge relating to its goodwill or other intangible assets.

As of January 3, 2026, goodwill and indefinite-lived intangible assets, net represented approximately 35% of the Corporation's total consolidated assets. Goodwill and other acquired intangible assets with indefinite lives are recorded at fair value at the time of acquisition and are not amortized, but reviewed for impairment annually or more frequently if an event occurs or circumstances change making it reasonably possible an impairment may exist. In evaluating the potential for impairment of goodwill and other intangible assets, the Corporation makes assumptions regarding future operating performance, business trends and market and economic performance, and the Corporation’s sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. If the Corporation experiences disruptions in its business, unexpected significant declines in operating results, a divestiture of a significant component of its business, declines in the market value of equity, or other factors causing the Corporation’s goodwill or intangible assets to be impaired, the Corporation could be required to recognize additional non-cash impairment charges, which would adversely affect its financial results.

Increasing health care costs could adversely affect the Corporation’s business, operating results, and financial condition.

The Corporation provides health care benefits to the majority of its member and Legacy HNI is self-insured. Health care costs have continued to rise significantly over time, which increases the annual spending on health care. Increased health care costs could adversely affect the Corporation’s business, operating results, and financial condition.

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

These risks may be elevated given the current uncertainties regarding the impact of the conflicts in Europe and the Middle East, ongoing disputes and increased tensions related to global trade, and complexities with foreign regulatory environments including the decreased ability of regulators to exercise oversight of subsidiaries of United States companies based in certain international jurisdictions.

The Corporation is subject to currency risk in its international operations.

Increased business in countries outside the United States creates exposure to fluctuations in foreign currency exchange rates. Paying expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in terms of dollars, which may affect profits. In the future, any foreign currency appreciation relative to the dollar would increase expenses that are denominated in that currency. Additionally, as the Corporation reports currency in the dollar, the financial position is affected by the strength of the currencies in countries where the Corporation has operations relative to the strength of the dollar.

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

In fiscal year 2025, the Corporation derived a portion of its revenue from sales to various United States federal, state, and local government agencies and departments. The ability to compete successfully for and retain business with the United States government, as well as with state and local governments, is highly dependent on cost-effective performance. Business pursuant to government contracts is highly sensitive to changes in procurement laws, national, international, state, and local public priorities, and budgets at all levels of government, which frequently experience downward pressure and are subject to uncertainty, including the potential for a temporary shutdown of the United States federal government.

The Corporation’s contracts with government entities are subject to various statutes and regulations that apply to companies doing business with the government. The United States government, as well as state and local governments, can typically terminate or modify their contracts either for their convenience or if the Corporation fails to perform under the terms of the applicable contract. A termination arising out of default could expose the Corporation to liability and impede its ability to compete in the future for contracts and orders with agencies and departments at all levels of government. Moreover, the Corporation is subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export controls, employment practices, the accuracy of records, and reporting of costs. If the Corporation were found not to be a responsible supplier or to have committed fraud or certain criminal offenses, it could be suspended or debarred from all further federal, state, or local government contracting.

The Corporation's information technology systems, processes, and sites may suffer interruptions, security incidents, or failures that may affect its ability to conduct its business, cause significant damage to its reputation, and expose it to substantial legal liability.

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

Insider or employee cyber and security threats are also a significant concern for the Corporation. Despite the Corporation’s substantial investment in physical and technological security measures, employee training and contractual precautions, the Corporation’s information technology networks and infrastructure (or those of the Corporation’s third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data, loss of access to systems or breaches of confidential information due to criminal conduct, attacks by hackers, employee or insider malfeasance or human error.

The Corporation has put in place security measures to protect itself against cyber-based attacks and disaster recovery plans for its critical systems that are designed to protect its data and customer data and to prevent data loss and other security incidents. These security measures, however, cannot provide absolute security. In some cases, it is difficult to anticipate, detect or identify indicators of such incidents and assess the damage caused by the incidents. In addition, a failure to promptly disclose such material incidents as required by law may result in additional financial or regulatory consequences.

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

The third-party data management providers and other vendors upon which the Corporation relies may have or develop security problems or security vulnerabilities that may also affect the Corporation’s systems or data. A data security or privacy breach of the Corporation’s systems or other form of cyber-based attack may occur in the future. In addition, the Corporation uses external vendors to perform security assessments on a periodic basis to review and assess its information security. The Corporation utilizes this information to audit itself, monitor the security of its technology infrastructure, and assess whether and how to prioritize the allocation of scarce resources to protect data and systems. These security assessments and audits may not identify or appropriately categorize relevant risks or protect its computer networks against security intrusions. Although the Corporation requires its third-party vendors contractually to maintain a level of security that is acceptable to it and work closely with key vendors to address potential and actual security concerns and attacks, all confidential, proprietary, or personal information may not be protected on their systems.

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

The impact on our industry of the development and deployment of artificial intelligence in the workplace is unknown, and potential changes in work spaces and work patterns could impact order volume and adversely affect our business and financial results.

As companies of all sizes evaluate and deploy artificial intelligence technologies, our customers may begin to change or adapt their work patterns, workplace needs, and approach to workspace design and furniture procurement. The impact of end users’ integration of AI on our industry is unknown, and there can be no assurance that the use of AI will benefit our business or profitability.

Further, we may face competition from other companies that are developing AI technologies to improve specification and procurement process, potentially including accelerated quoting, improved accuracy, targeted product selection, and vendor coordination. If we are unable to integrate AI to increase efficiency and reduce costs for our trade partners and end users, our business may be adversely affected.

Risks Related to the Steelcase Acquisition
The Corporation may not achieve the intended benefits of the acquisition, and the acquisition may disrupt its current plans or operations.
The Corporation may not be able to successfully integrate Steelcase’s assets or otherwise realize the expected benefits of the acquisition (including operating and other cost synergies). Difficulties in integrating Steelcase into the Corporation may result in the combined company performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected time frame or at all, or in the difficulty or failure of utilizing available U.S. tax attributes, in which case the acquisition may not be accretive to earnings per share, may not improve the Corporation's balance sheet position, and may not enhance its ability to deliver or generate additional free cash flow due to reduced cash tax payments.

The integration of Steelcase may result in material challenges. Those challenges may include the diversion of management’s attention from ongoing business concerns; difficulty in retaining key management and other employees; challenges in retaining or attracting business opportunities and establishing or maintaining business relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; difficulty in consolidating corporate and administrative infrastructures and eliminating duplicative operations; challenges in coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; discovery of previously unknown liabilities; unforeseen expenses relating to integration; or delays associated with the acquisition.

The results of the Corporation may be adversely impacted if it does not effectively manage its expanded operations.

The size of the Corporation's business is significantly larger than the current size of either HNI’s or Steelcase’s respective businesses prior to the acquisition. The Corporation's ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. The combined company may not be successful or realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the acquisition.

The Corporation will incur substantial expenses in connection with the integration of HNI and Steelcase. The expectation of substantial integration expenses reflects in part the many processes, policies, procedures, operations, technologies and systems that must be integrated, potentially including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of the expenses of the acquisition and the integration of HNI and Steelcase will be non-recurring expenses (including financing of the acquisition) and related to facilities and systems consolidation. The Corporation may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. HNI and Steelcase will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental merger-related costs may exceed the savings the Corporation expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

The acquisition may result in a loss of customers, distributors, suppliers, vendors, landlords and other business partners and may result in the termination of existing contracts.

Following the acquisition, some of the customers, distributors, dealers, suppliers, vendors, landlords and other business partners of Steelcase may terminate or scale back their current or prospective business relationships with the Corporation. Some customers may not wish to source a larger percentage of their needs from a single company or may believe that the Corporation is too closely allied with one of their competitors. In addition, Steelcase has contracts with customers, distributors, dealers, suppliers, vendors, landlords and other business partners that may require it to obtain consents from these other parties in connection with the acquisition, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, dealers, suppliers, vendors, landlords and other business partners are adversely affected by the acquisition, or if the Corporation, following the acquisition, loses the benefits of the contracts of Steelcase, its business and financial performance could suffer.

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
As of January 3, 2026, the Corporation had $1.3 billion of long-term indebtedness, including indebtedness it incurred in connection with its acquisition of Steelcase. The agreements governing such indebtedness may, under certain circumstances, impose significant operating and financial restrictions on the Corporation. The debt agreements restrict the Corporation’s ability to incur additional indebtedness, create or incur certain liens with respect to any properties or assets, engage in lines of business substantially different than those currently conducted, sell, lease, license, or dispose of certain assets, enter into certain transactions with affiliates, make certain restricted payments or take certain restricted actions, and enter into certain sale-leaseback arrangements. These restrictions may affect the Corporation’s ability to operate its business and may limit the Corporation’s ability to take advantage of potential business opportunities as they arise.

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

Fluctuating interest rates including potential future rate increases may raise the interest cost on the Corporation’s debt and could materially adversely impact the Corporation’s ability to refinance existing debt and limit its acquisition and development activities going forward.

The United States Federal Reserve Board has adjusted the benchmark interest rate multiple times in recent years, and may increase the rate or slow reductions in the rate in future periods. The agreements governing the indebtedness of the Corporation contain interest rates tied to various benchmark rates in effect at any given time, so as interest rates have increased, so has the Corporation’s interest costs for any new debt assumed in connection with the merger and in the normal course of our operations and any additional increases could further increase these costs. This increased cost could make the financing of any acquisition and development activity more costly, as well as lower future period earnings due to higher cost of borrowing.

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
The Corporation frequently provides public guidance on its expected results of operations for future periods. This guidance constitutes forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this annual report on Form 10-K and in other public filings and public statements, and is necessarily based on assumptions made at the time the Corporation provides such guidance. The guidance may not always be accurate. If, in the future, the results of operations for a particular period do not meet the Corporation's guidance or the expectations of investment analysts, or if the Corporation reduces its guidance for future periods, the market price of its common stock could decline significantly.

Iowa law and provisions in the Corporation’s charter and bylaws may have the effect of preventing or hindering a change in control and adversely affecting the market price of its common stock.

The Corporation’s Articles of Incorporation give the Corporation’s Board of Directors the authority to issue up to two million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Corporation by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to the rights of the common stock, thereby having a potentially adverse effect on the market price of the Corporation’s common stock.
The Board of Directors is divided into three classes. The Corporation’s classified Board of Directors, along with other provisions of the Corporation’s Articles of Incorporation and Bylaws and Iowa corporate law, could make it more difficult for a third party to acquire the Corporation or remove the Corporation’s directors by means of a proxy contest, even if doing so would be beneficial to shareholders. Additionally, the Corporation may, in the future, adopt measures (such as a shareholder rights plan or "poison pill") that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted by the Board of Directors without any vote or action by the shareholders.
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

Item 2.  Properties

The Corporation maintains its corporate headquarters in Muscatine, Iowa, and conducts operations at locations throughout the United States and internationally. Those locations house manufacturing, distribution, and retail operations and offices totaling an aggregate of approximately 21.2 million square feet. Of this total, approximately 7.5 million square feet are leased.

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

The Corporation’s principal facilities (100,000 square feet or larger in size) are as follows:

	Number of Facilities		Square Feet (in thousands)
Location	Workplace Furnishings	Residential Building Products	Owned	Leased
Muscatine, IA	6	—	2,211	—
Kentwood, MI	2	—	1,907	—
Jasper, IN	5	—	1,223	—
Grand Rapids, MI	2	—	743	—
Santa Claus, IN	2	—	684	—
Lake City, MN	—	2	342	—
Carrollton, TX	2	—	—	618
Other U.S.	17	6	4,165	2,441
Outside U.S.	14	—	1,548	1,852

There are no major third-party encumbrances on Corporation-owned properties. See "Property, Plant, and Equipment" in the Consolidated Balance Sheets in this report for cost, accumulated depreciation, and net book value data.

Item 3.  Legal Proceedings

The Corporation is involved in various disputes and legal proceedings that have arisen in the ordinary course of its business, including pending litigation, environmental remediation, taxes, and other claims. After consultation with legal counsel, the Corporation does not expect that liabilities, if any, resulting from these matters will have a material adverse effect on the Corporation’s financial condition, cash flows, or on the Corporation’s quarterly or annual operating results when resolved in a future period. For more information regarding legal proceedings, see "Note 14. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Table I

Information about our Executive Officers

Name	Age	Position	Position Held Since	Other Business Experience During Past Five Years
Vincent P. Berger	53	Chief Financial Officer Executive Vice President	2024 2018	President, Hearth & Home Technologies (2016-2024)
Steven M. Bradford	68	Senior Vice President, General Counsel and Secretary	2015
B. Brandon Bullock	49	Chief Operating Officer, HNI	2025	President, The HON Company (2018-2025)
Jason D. Hagedorn	53	President, Workplace Furnishings	2025	President, Allsteel LLC (2020-2025) Vice President & General Manager, Product Strategy and Finance, HNI Corporation (2017-2020)
Jeffrey D. Lorenger	60	Chairman President and Chief Executive Officer	2020 2018
Jennifer S. Petersen	53	Vice President, Member and Community Relations	2024	Vice President, Marketing, HNI Workplace Furnishings (2022-2024); Vice President, Brand and Members, The HON Company (2019-2022)
Brian S. Smith	60	President, Hearth & Home Technologies	2024	Senior Vice President, Finance and Strategy, Hearth & Home Technologies (2018-2024)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the trading symbol HNI.

Holders

As of January 3, 2026, the Corporation had approximately 10,200 shareholders of record consisting of both individual and institutional investors.

EQ Shareowner Services, St. Paul, Minnesota, serves as the Corporation’s transfer agent and registrar of its common stock. Shareholders may report a change of address or make inquiries by writing or calling: EQ Shareowner Services, P.O. Box 64874, St. Paul, MN 55164-0874, or 800-468-9716.

Dividends

The Corporation expects to continue its policy of paying regular quarterly cash dividends. Dividends have been paid each quarter since the Corporation paid its first dividend in 1955. The average dividend payout percentage for the most recent three-year period has been 58 percent of prior-year earnings or 32 percent of prior-year cash flow from operating activities. Future dividends are dependent on future earnings, capital requirements, and the Corporation’s financial condition, and are declared in the sole discretion of the Board.

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board. The Corporation’s most recent share purchase authorization from May 17, 2022, authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of January 3, 2026, $84.3 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board at any time. The Corporation did not repurchase any of its shares during the fourth quarter of 2025.

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation’s results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Corporation and related notes. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Item 1A. Risk Factors" and the Forward-Looking Statements section within "Item 1. Business" for further information.

The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2025 ended on January 3, 2026, fiscal year 2024 ended on December 28, 2024, and fiscal year 2023 ended on December 30, 2023. The financial statements for fiscal year 2025 are on a 53-week basis and 2024, and 2023 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

To review management's discussion and analysis of the consolidated and segment-level results of operations for the fiscal year ended December 28, 2024 compared with the fiscal year ended December 30, 2023, refer to "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as filed with the Securities and Exchange Commission on February 25, 2025.

Overview

HNI Corporation has been improving where people live, work, and gather for more than 80 years. HNI is a manufacturer of workplace furnishings and residential building products. Within workplace furnishings, the Corporation is the thought leader in commercial furnishings and the preeminent global designer, innovator, and provider of workplace solutions going to market under unique brands serving multiple channels and customers from the largest multinational companies to small local businesses. Within residential building products, the Corporation is the nation's leading manufacturer and marketer of hearth products. The Corporation utilizes a multi-faceted go-to-market model to deliver value to customers via various brands and selling models. HNI is focused on growing its existing businesses while seeking out and developing new opportunities for expansion. The Corporation's two reportable segments consist of Workplace Furnishings and Residential Building Products. Fiscal year 2025 included 53 weeks, with the extra week occurring in the fourth quarter, while fiscal year 2024 included 52 weeks.

On December 10, 2025, the Corporation completed its acquisition of Steelcase Inc. ("Steelcase"), a global design and furniture company, in a cash and stock transaction valued at approximately $1.9 billion. See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for more details on the Steelcase acquisition. Steelcase will be included in the Workplace Furnishings segment. The Corporation has included the financial results of Steelcase in the Consolidated Financial Statements starting as of the date of acquisition.

The acquisition of Steelcase unites two industry leaders to meet the dynamic marketplace and evolving needs of the workplace amid accelerating in-office work trends. The combination will not only transform the Corporation, but it will also be transformational for the workplace furnishings industry — as two highly respected companies with shared values, talented teams, strong financial profiles, and highly complementary capabilities have been brought together. This strong foundation, combined with expected synergies, will accelerate the Corporation's ability to invest in long-term operational enhancements, digital transformation, products to meet evolving customer needs, and customer-centered buying experiences. Integration efforts are underway, utilizing a disciplined and proven approach informed by recent experience, while continuing to build on the iconic brands for which both companies are widely respected.

The Corporation continues to realize significant savings from synergies associated with the 2023 acquisition of Kimball International and the ramp-up of its Mexico facility. In addition, synergies associated with the integration of Steelcase will increase earnings over the next five years, with modest accretion expected in 2026. In addition to eliminating redundant public company corporate costs, the synergies are associated with expected savings in the Americas and does not include any revenue synergies.

During 2025, in Workplace Furnishings, the strategic focus remains margin expansion. The ongoing integration of the Kimball International business and related synergies, expanded utilization of its manufacturing facility in Mexico, and network optimization initiatives are enabling the segment's profit transformation plan, while the divestiture of HNI India in the second quarter of 2025 allows the Corporation to focus on its core strategies. The Residential Building Products business remains focused on driving revenue growth over the long term. Currently, the business is navigating challenging housing market dynamics resulting from interest rate volatility and affordability issues. In addition, macroeconomic volatility and evolving government tariff policies continue to drive a heightened level of uncertainty in the Corporation's markets. Both the Workplace Furnishings segment and the Residential Building Products segment increased net sales year-over-year, while maintaining strong profitability.

Consolidated net sales for 2025 were $2.8 billion, an increase of 12.4 percent compared to net sales of $2.5 billion in the prior year. The change was driven by 14.6 percent year-over-year sales growth in the Workplace Furnishings segment, and an 5.7 percent increase in net sales in the Residential Building Products segment. Steelcase contributed $187.5 million in net sales since the acquisition date. The divestiture of HNI India in the second quarter of 2025 reduced year-over-year sales by $16.2 million. These transactions affect the comparability of results between years. The references below to "legacy" HNI businesses refer to the Corporation's businesses excluding the acquisition and impact of Steelcase.

Net income attributable to the Corporation in 2025 was $54.2 million compared to net income of $139.5 million in 2024. The current year included $94.6 million of acquisition costs, $9.5 million of additional interest expense related to the Steelcase transaction, the $7.7 million impairment of intangible assets at a small Workplace Furnishings business, a loss of $6.5 million on the divestiture of HNI India, and $4.6 million of purchase accounting adjustments related to the Steelcase acquisition. Excluding these items, net income increased in the current year driven by higher net sales volume in the legacy HNI businesses and improved net productivity, partially offset by higher core Selling and administrative expenses ("SG&A").

Results of Operations

The following table presents certain results of operations:

	2025	2024	Change
Net sales	$2,839.0	$2,526.4	12.4%
Cost of sales	1,662.9	1,493.0	11.4%
Gross profit	1,176.1	1,033.4	13.8%
Selling and administrative expenses	937.0	820.7	14.2%
Acquisition costs	94.6	—	NM
Restructuring, impairment, and loss on divestiture	18.5	6.2	201%
Operating income	126.0	206.5	(39.0)%
Interest expense, net	35.6	27.2	30.7%
Other non-operating income, net	0.4	—	NM
Income before income taxes	90.8	179.3	(49.4)%
Income tax expense	36.5	39.8	(8.2)%
Net income attributable to non-controlling interest	0.0	0.0	NM
Net income attributable to HNI Corporation	$54.2	$139.5	(61.1)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	41.4	40.9	50	bps
Selling and administrative expenses	33.0	32.5	50	bps
Acquisition costs	3.3	—	330	bps
Restructuring, impairment, and loss on divestiture	0.7	0.2	50	bps
Operating income	4.4	8.2	-380	bps
Income tax expense	1.3	1.6	-30	bps
Net income attributable to HNI Corporation	1.9	5.5	-360	bps

Net Sales

Consolidated net sales for 2025 increased 12.4 percent compared to the prior year. The change was driven by $187.5 million of favorable impact from the acquisition of Steelcase in the current year along with volume growth and price realization in both the Residential Building Products and Workplace Furnishings segments. These factors were partially offset by a $16.2 million decrease in net sales from the divestiture of HNI India in the second quarter of 2025.

Gross Profit

Gross profit as a percentage of net sales increased 50 basis points in 2025 compared to 2024, driven by improved net productivity. Gross profit contains $2.2 million of Steelcase purchase accounting adjustments for inventory step-up and additional depreciation for the preliminary valuation adjustment to property, plant and equipment.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 50 basis points in 2025 compared to 2024. This increase was driven by wage inflation, the impacts from the acquisition of Steelcase, and higher core SG&A, partially offset by higher net sales in the legacy HNI businesses. Selling and administrative expenses includes $2.4 million of Steelcase purchase accounting adjustments related to amortization of intangibles and additional depreciation for the preliminary valuation.

Acquisition Costs

In the current year the Corporation recorded costs of $94.6 million associated with the Steelcase acquisition. Acquisition costs consist primarily of change in control compensation expenses, transaction success fees, and other professional services fees. See "Note 4. Acquisitions and Divestitures" in the Notes to the Consolidated Financial Statements for further information.

Restructuring, Impairment, and Divestitures

In the current year the Corporation recorded charges of $18.5 million primarily in connection with the impairment of intangible assets related to a small business unit in the Workplace Furnishings segment, the loss on divestiture of the HNI India business, and the Corporation's network optimization program. Prior-year restructuring and impairment charges of $6.2 million were primarily incurred in connection with the Corporation's network optimization program.

Operating Income

In 2025, operating margin decreased 380 basis points compared to 2024 driven by acquisition costs and restructuring, impairment and divestiture charges. Excluding these items, operating margin was flat year-over-year with higher net sales volume in the legacy HNI businesses and improved net productivity, offset by impacts from the acquisition of Steelcase and higher core SG&A.

Interest Expense, Net

Interest expense, net was $35.6 million and $27.2 million in 2025 and 2024, respectively. The increase was driven by higher average outstanding borrowings incurred to fund the acquisition of Steelcase.

Income Taxes

The following table summarizes the Corporation’s income tax provision:

	2025	2024
Income before income taxes	$90.8	$179.3
Income tax expense	$36.5	$39.8
Effective tax rate	40.2%	22.2%

The income tax provision reflects a higher rate in 2025 compared to the prior year, primarily due to the impact of acquisition costs and parachute compensation payments for acquisition of Steelcase. See "Note 8. Income Taxes" in the Notes to Consolidated Financial Statements for further information relating to income taxes.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $54.2 million or $1.11 per diluted share in 2025 compared to $139.5 million or $2.88 per diluted share in 2024.

Workplace Furnishings

The following table presents certain results of operations in the Workplace Furnishings segment:

	2025	2024	Change
Net sales	$2,164.1	$1,888.0	14.6%
Operating income	$183.0	$169.1	8.3%
Operating income %	8.5%	9.0%	-50	bps

Net sales in 2025 for the Workplace Furnishings segment increased 14.6 percent compared to 2024. The acquisition of Steelcase increased segment net sales by $187.5 million over the prior year, partially offset by a $16.2 million decrease in net sales from the divestiture of HNI India in the second quarter of 2025. Excluding the impact of this transaction, segment net sales were up 4.7 percent driven by improved volume and price across most channels, with the exception of Hospitality which saw decreases in both volume and price.

Operating income as a percentage of net sales compressed 50 basis points in 2025 compared to 2024. The decrease was driven by impacts from the acquisition of Steelcase, unfavorable price-cost, and higher core SG&A, partially offset by improved net productivity and higher net sales volume. Operating income includes $4.6 million of purchase accounting costs related to inventory step-up, intangible amortization and additional depreciation related to the preliminary valuation of Steelcase.

Residential Building Products

The following table presents certain results of operations in the Residential Building Products segment:

	2025	2024	Change
Net sales	$674.9	$638.4	5.7%
Operating income	$121.8	$110.8	9.9%
Operating income %	18.0%	17.4%	60	bps

Net sales in 2025 for the Residential Building Products segment increased 5.7 percent compared to 2024. Remodel/retrofit net sales increased year-over-year, while new construction was flat.

Operating income as a percentage of net sales increased 60 basis points in 2025 compared to 2024. The increase was driven by favorable price-cost, partially offset by higher variable compensation.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $215.7 million at the end of 2025, compared to $28.9 million at the end of 2024. These funds, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation’s existing credit agreements, and the continued ability to access capital markets, are expected to be adequate to fund operations and satisfy the Corporation's cash flow needs for at least the next twelve months. As of January 3, 2026, the Corporation can access the full $425 million of borrowing capacity available under the revolving credit facility, which includes the $15.0 million of borrowings outstanding as of that date, and maintain compliance with financial covenants under its debt agreements. As of the end of 2025, $54 million of cash was held outside of the United States.

Cash Flow – Operating Activities

Operating cash flows were $276.3 million in 2025, compared to $226.7 million in 2024. The increase was driven by favorable cash tax impacts including those resulting from the One Big Beautiful Bill Act (“OBBBA”). Working capital was a source of cash in 2025, compared to a use of cash in 2024. These factors were partially offset by lower net income in 2025 as described in the preceding "Results of Operations" section.

The Corporation places special emphasis on management and control of working capital, including accounts receivable and inventory. Management believes recorded trade receivable valuation allowances at the end of 2025 are adequate to cover the risk of potential bad debts. Allowances for non-collectible trade receivables, as a percent of gross trade receivables, totaled 0.2 percent and 0.8 percent at the end of 2025 and 2024, respectively. The decrease in allowances for non-collectible trade receivables as a percent of gross trade receivables was driven by the addition of Steelcase's receivables as a result of the acquisition. The Corporation’s inventory turns were 8.7 and 7.6 for 2025 and 2024, respectively. Inventory turns in the current year have been normalized for the impact of half a month of Steelcase activity.

Cash Flow – Investing Activities

Capital Expenditures - Capital expenditures, including capitalized software, were $67.8 million in 2025 and $52.9 million in 2024. The current-year capital expenditures were primarily applied to machinery, equipment, and tooling required to support continuing operations, continuous improvements, and cost savings initiatives in the manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital capabilities. The Corporation expects capital expenditures for 2026 to be in the range of $140 million to $150 million.

Acquisitions and Divestitures - Investing activities in 2025 included expenditures of $390.3 million to acquire Steelcase, net of cash acquired, including restricted cash classified as "Other Assets" in the Consolidated Balance Sheets, and $8.1 million received from the sale of HNI India (net of costs to sell). See "Note 4. Acquisitions and Divestitures" in the Notes to the Consolidated Financial Statements for further information.

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

Steelcase Acquisition Financing - As described in more detail in "Note 7. Debt" in the Notes to the Consolidated Financial Statements, in connection with the Steelcase acquisition, the Corporation entered into a Credit Agreement on September 5, 2025 (the “Effective Date”), establishing (i) a senior secured revolving credit facility, (ii) a senior secured TLA Facility, and (iii) a senior secured TLB Facility.

Upon the completion of the acquisition on December 10, 2025, the Corporation incurred borrowings under the Credit Agreement facilities described above to repay and retire previous credit facilities and to fund the completion of the Steelcase acquisition. The extinguishment of prior facilities included the retirement of the Corporation’s previous unsecured revolving credit facility, term loan A facility, and private placement notes outstanding.

As of January 3, 2026, the Corporation had the following borrowings outstanding related to the acquisition and ongoing financing of business operations: $15 million of borrowings under the $425 million revolving credit facility, $350 million of borrowings under the TLA Facility, and $500 million of borrowings under the TLB Facility.

Dividend - The Corporation is committed to maintaining or modestly growing the quarterly dividend. Cash dividends declared and paid per share are as follows:

	2025	2024
Dividends per common share	$1.35	$1.31

The last quarterly dividend increase was from $0.33 to $0.34 per common share effective with the June 11, 2025 dividend payment for shareholders of record at the close of business on May 23, 2025. The average dividend payout percentage for the most recent three-year period has been 58 percent of prior-year earnings or 32 percent of prior-year cash flow from operating activities.

Stock Repurchase - The Corporation’s long-term strategy related to stock repurchases is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. In 2025, the Corporation spent $83.6 million to repurchase 1.8 million shares of its common stock. As of January 3, 2026, $84.3 million was authorized and available for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements for further information.

Sales of Stock - The Corporation records cash flows received from the sale of its common stock held in treasury, primarily in connection with stock option exercises and the HNI Corporation Members’ Stock Purchase Plan. The approximately $50 million decrease in cash proceeds in the current year was due to a significant uptick in stock options exercised in the prior year, driven by growth in the market value per share of the Corporation's common stock. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" and "Note 11. Stock-Based Compensation" in the Notes to Consolidated Financial Statements for further information.

Company Owned Life Insurance (“COLI”) - The Corporation holds certain investments in COLI assets. The COLI investments are intended to be held to maturity but are recorded at net current cash surrender value. The Corporation has the option to draw against the cash surrender value of the policies without forgoing the long-term maturity benefits of the investment or surrender the policies for their cash surrender value. During the fourth quarter of 2025, the Corporation borrowed $32 million against the COLI investments.

Cash Requirements

As of January 3, 2026, the Corporation has the following principal obligations and commitments to make future payments:

Purchase Obligations - The Corporation’s purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including the quantity to be purchased, the price to be paid, and the timing of the purchase. Estimated purchase obligations total $154 million during 2026 and $41 million thereafter.

Debt - Debt principal obligations are approximately $16 million during 2026 and $1,301 million thereafter. Interest obligations from debt are estimated to be approximately $71 million during 2026 and $289 million thereafter. See "Note 7. Debt" in the Notes to Consolidated Financial Statements for additional information.

Employee Benefit Obligations - Deferred compensation cash obligations related to legacy HNI plans are expected to be approximately $0.3 million during 2026 and $3.9 million thereafter. For legacy HNI post-retirement benefit plans, payments are expected to be approximately $1 million during 2026 and $10 million in aggregate from 2027 through 2035. For legacy Steelcase employee benefit plans, payments are expected to be approximately $65 million during 2026 and $82 million in aggregate from 2027 through 2035. See "Note 12. Employee Benefit Plan Obligations" in the Notes to Consolidated Financial Statements for additional information on legacy HNI and legacy Steelcase plan obligations. Obligations related to the Kimball International supplemental employee retirement plan are expected to be $5 million during 2026 and $7 million thereafter. See "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for additional information.

Operating and Finance Leases - Operating and finance lease obligations are expected to be approximately $90 million during 2026 and $273 million thereafter. There were no material commitments related to leases which had been signed but not commenced as of the end of 2024. See "Note 13. Leases" in the Notes to Consolidated Financial Statements for additional information.

Other Obligations - Other long-term obligations of approximately $34 million are primarily comprised of statutory benefits for certain overseas workers, a put option, and uncertain tax liabilities. Additionally, in 2022 the Corporation entered into a long-term commitment to purchase solar energy from a local utility to satisfy a portion of the Corporation’s electricity demand in the Muscatine, Iowa area. The Corporation’s future commitment to the project totals approximately $13 million. The commencement of the project was initially estimated to be in 2025, but has been delayed. For the Corporation’s estimated future obligations related to product warranties and self-insured liabilities, see "Note 2. Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Litigation and Uncertainties

See "Note 14. Guarantees, Commitments, and Contingencies" in the Notes to Consolidated Financial Statements for further information.

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by macroeconomic conditions, including the recent dynamics around housing, cost inflation, and interest rates. However, management remains optimistic about the long-term prospects in the workplace furnishings and residential building products markets. Management believes the Steelcase Inc. acquisition will generate new opportunities for growth, and the Corporation continues to compete well in its legacy business markets.

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

Business Combinations and Fair Value Measurements

The Company accounts for business combinations using the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed are recorded at their estimated values as of the acquisition date. Determining the fair value of acquired assets and assumed liabilities requires management to make significant estimates and assumptions, particularly with respect to the fair values of the acquired inventory, property, plant and equipment, lease assets and liabilities, investments in unconsolidated affiliates and intangible assets. Management may engage a third-party valuation specialist to assist in developing those estimates. Fair value measurements are based on information available at the acquisition date and involve the use of valuation techniques that require judgment, including the selection of assumptions related to future cash flows, revenue growth rates, customer attrition, royalty rates, discount rates, useful lives, comparable property transactions, and price per square foot as well as other market participant expectations.

In certain acquisitions, such as the Steelcase Inc. acquisition, due to the proximity of the acquisition closing date to the end of a reporting period, the Corporation may record preliminary purchase price allocations for acquired assets and assumed liabilities. In this circumstance, the valuation approach applied was a benchmarking analysis based on publicly disclosed comparable transactions and available market data to develop preliminary estimates of the fair value of the acquired assets such as inventory, property, plant and equipment, and intangible assets, when complete valuation inputs are not yet available. The Corporation uses the information from comparable transactions to derive preliminary allocation percentage assumptions to estimate the value of the acquired assets. These preliminary estimates will be refined as additional information becomes available during the measurement period, which may result in material adjustments to the recorded amounts of the acquired assets and liabilities, including goodwill, and could affect depreciation, amortization, and other accounts in future periods.

Goodwill

The Corporation evaluates its goodwill for impairment on an annual basis during the fourth quarter (using a valuation date as of the start of the Corporation's fourth quarter) or whenever indicators of impairment exist.

The Corporation reviews goodwill at the reporting unit level, which refers to components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units based on a weighted average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit and an impairment is recorded if the estimate is less than the carrying value. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, and the impact of planned business and operational strategies. The valuations employ present value techniques to measure fair value and consider market factors. In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the quantitative impairment test, if required, are consistent with those utilized by a market participant in performing similar valuations of its reporting units. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

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

The key to recoverability of goodwill is the forecast of economic conditions and its impact on future revenues, operating profit, and cash flows. Management’s projection for the United States office furniture and domestic hearth markets and global economic conditions is inherently subject to a number of uncertain factors, such as global economic improvement, the United States housing market, credit availability, borrowing rates, and overall consumer confidence. In the near term, as management monitors the above factors, it is possible it may change the revenue and cash flow projections of certain reporting units, which may require the recording of additional goodwill impairment charges.

As discussed in "Note 6. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements, management performed a qualitative goodwill impairment test in the fourth quarter of 2025 for the majority of the Corporation's reporting units. Goodwill associated with the Steelcase acquisition was not included in the testing due to the timing of the acquisition. Management was comfortable with a qualitative test in 2025 due to the quantitative testing completed in 2024. For a small workplace furnishing reporting unit, management concluded that a triggering event occurred in the fourth quarter of 2025, resulting in quantitative impairment tests for goodwill. This testing resulted in no goodwill impairment charges recorded.

As described in "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements, in 2025 the Corporation acquired Steelcase Inc. in a transaction valued at $1.9 billion, resulting in the preliminary addition of $515.9 million of goodwill, all of which was assigned to the Workplace Furnishings segment. Recently acquired goodwill assigned to a new reporting unit generally has a higher inherent valuation risk, relative to goodwill assigned to reporting units that historically have had a large excess of fair value over carrying value.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 aims to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of costs and expenses, including purchases of inventory, employee compensation, selling expenses, depreciation, and intangible asset amortization within commonly presented captions on the face of the income statement. Disclosures are required to be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU becomes effective for the Corporation for its fiscal year ending December 2027, and for interim periods beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance to the Consolidated Financial Statements.

In September 2025, the Financial Accounting Standards Board issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes internal-use software guidance, eliminating accounting consideration for software development stages, requiring cost capitalization when management has authorized and is committed to funding the project and it is probable the projected will be completed and the software used for its intended function. The ASU becomes effective beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the normal course of business, the Corporation is subject to market risk associated with interest rate movements. Interest rate risk arises from variable interest debt obligations.

As of January 3, 2026, the Corporation had $15 million of debt outstanding under the Corporation’s $425 million revolving credit facility, and $850 million of debt outstanding under two term loan agreements, all of which bore variable interest based on the Secured Overnight Financing Rate ("SOFR") and are subject to market risk from interest rate fluctuations. The Corporation may utilize additional borrowings under the revolving credit facility over the course of the year, which will be subject to the variable borrowings rate as defined in the agreement. As of November 2023, the Corporation had an interest rate swap agreement in place to fix the interest rate on $100 million principal amount of the Corporation’s term loans. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent instead of SOFR. As of January 3, 2026, the Corporation had $750 million of borrowings under the term loans which were not covered by the interest rate swap agreement. Based on the Corporation’s variable-rate debt balance outstanding at January 3, 2026, a hypothetical 100 basis point change in the applicable interest rates would have an estimated $7.7 million impact on the interest expense incurred by the Corporation.

For information related to the Corporation’s long-term debt, see "Note 7. Debt" in the Notes to Consolidated Financial Statements. For information related to the Corporation’s interest rate swap activity, see "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements.

Material and Component Risks

The Corporation is exposed to risks arising from price changes and/or tariffs for certain direct materials and assembly components used in its operations. The most significant material purchases and cost for the Corporation are for steel, aluminum, zinc, lumber, veneer, particleboard, textiles, paint, hardware, glass, plastic products, packaging, foam, and fiberglass. The market price of plastics and textiles, in particular, are sensitive to the cost of oil and natural gas. All of these materials are increasingly impacted by global market conditions. The Corporation works to offset these increased costs through global sourcing initiatives, product re-engineering, and price increases on its products. Periodically, margins are negatively impacted due to the lag between cost increases and the Corporation’s ability to increase its prices. The Corporation believes future market price increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as a risk to the business.

Foreign Currency Exchange Risk

The Corporation is exposed to foreign currency exchange rate risk primarily on sales and cost commitments, anticipated sales and purchases, and assets and liabilities denominated in currencies other than the functional currency of the operating entity. The Corporation seeks to manage its foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. The Corporation transacted business globally in various primary currencies in 2025, of which the most significant were the U.S. dollar, the euro, the U.K. pound sterling, the Canadian dollar, the Indian rupee, the Mexican peso, the Chinese renminbi and the Malaysian ringgit. The Corporation actively manages the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. The Corporation does not use foreign currency derivatives for trading or speculative purposes. The Corporation's results are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold.

The translation of the assets and liabilities of the Corporation's international subsidiaries is completed using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in "Accumulated other comprehensive income (loss)" within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, the Corporation could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it was to exit the market and liquidate its net investment. As of January 3, 2026 and December 28, 2024, the cumulative net currency translation adjustments did not have a material impact on shareholders’ equity.

Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other non-operating income, net in the Consolidated Statements of Comprehensive Income.

See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Consolidated Financial Statements for further information.

Fixed Income and Equity Price Risk

The Corporation is exposed to fixed income and equity price risk primarily on the net cash surrender value associated with its investments in variable life COLI policies, which totaled $70.6 million as of January 3, 2026. Our variable life COLI policies were allocated at approximately 60% fixed income and 40% equity investments as of January 3, 2026.

The Corporation estimates a 10% adverse change in the value of the equity portion of the variable life COLI investments would reduce net income by approximately $1 million in 2025. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of the variable life COLI investments may be partially offset by reductions in deferred compensation liabilities. The Corporation estimates that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on its results of operations or financial condition. This quantitative measure has inherent limitations since not all of the investments are in similar asset classes.

See "Note 18. Company-Owned Life Insurance" in the Notes to Consolidated Financial Statements for further information.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this Annual Report on Form 10-K. As of January 3, 2026, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls and procedures are effective.

Changes in Internal Controls
There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended January 3, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except with respect to the internal controls over financial reporting of Steelcase that were inherited as part of the Steelcase acquisition on December 10, 2025.
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

In the fourth quarter of 2025, the Corporation acquired Steelcase Inc. (See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for additional information). Due to the timing of the transaction, management has excluded Steelcase Inc. from the annual assessment of the effectiveness of internal control over financial reporting as of January 3, 2026. Steelcase Inc. represents approximately 63 percent of the Corporation's consolidated total assets as of January 3, 2026 and 7 percent of net sales of the Corporation for the year ended January 3, 2026.

Item 9B.  Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended January 3, 2026:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares to be Sold	Expiration Date
Brian S. Smith, President, Hearth & Home Technologies	Adopt	November 10, 2025	x		3,676	November 13, 2026

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the caption "Corporate Governance and Board Matters" of the Corporation’s definitive proxy statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 20, 2026 (the "2026 Proxy Statement") is incorporated herein by reference. For information with respect to executive officers of the Corporation, see "Table I - Information about our Executive Officers" included in Part I of this report.

Information relating to the identification of the audit committee and audit committee financial expert of the Corporation is contained under the caption "Directors" of the 2026 Proxy Statement and is incorporated herein by reference.

The Corporation maintains a code of ethics, which it calls the “Member Code of Integrity,” that applies to all directors, executive officers, and other members. A copy of the Member Code of Integrity is available at investors.hnicorp.com. To the extent required by SEC rules, the Corporation intends to disclose amendments to or waivers of the Member Code of Integrity granted to the Corporation's directors and executive officers by posting such information to the Corporation’s website within four business days following the date of such amendment or waiver.

The Corporation maintains a policy that governs the purchase, sale, and other disposition of the Corporation's securities by its directors, officers, members, and other covered persons. The policy is filed as Exhibit 19 to this report.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "Director Compensation" of the 2026 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions "Beneficial Ownership of the Corporation’s Stock" and "Equity Compensation Plan Information" of the 2026 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption "Corporate Governance and Board Matters" of the 2026 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The Corporation’s independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information under the caption "Audit and Non-Audit Fees" of the 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries included in the Corporation’s 2025 Annual Report on Form 10-K are filed as a part of this Report pursuant to Item 8:
(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)Exhibits

(2.1)
Agreement and Plan of Merger, by and among, HNI Corporation, Geranium Merger Sub I, Inc., Geranium Merger Sub II, LLC and Steelcase 2025 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2025)

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
(4.2)
Indenture, dated December 10, 2025, relating to the 5.125% Notes due 2029, by and among HNI, the guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2025)

(10.1)
Fourth Amended and Restated Credit Agreement, dated as of June 14, 2022, by and among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2022)

(10.2)
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 14, 2023, among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

(10.3)
First Additional Loan Amendment to Fourth Amended and Restated Credit Agreement, by and among HNI Corporation, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent, dated as of June 1, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 1, 2023)

(10.4)
Term Loan Credit Agreement, dated as of March 31, 2023, among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2023)

(10.5)
First Additional Loan Amendment to Term Loan Credit Agreement, by and among HNI Corporation, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, National Association, as administrative agent, dated as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 1, 2023)

(10.6)
Note Purchase Agreement, dated May 31, 2018, among HNI Corporation and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2018)

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
(10.35)
Credit Agreement, dated as of September 5, 2025, among HNI Corporation, as borrower, certain domestic subsidiaries of HNI Corporation, as guarantors, certain lenders and Wells Fargo Bank, as administration agent (incorporated by reference to Exhibit 10.1 to HNI Corporation’s Current Report on Form 8-K filed September 5, 2025)+

(10.36)	HNI Corporation Incentive Plan Compensation Plan for Legacy Steelcase Employees (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed December 10, 2025)*
(10.37)	Form of HNI Corporation 2021 Stock-Based Compensation Plan Restricted Stock Unit Award Agreement (CEO)
(19)	HNI Corporation Insider Trading Policy+
(21)	Subsidiaries of the Registrant+
(23.1)	Consent of Independent Registered Public Accounting Firm+
(24)	Powers of Attorney (included on the signatures page of this Annual Report on Form 10-K)
(31.1)	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(31.2)	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
(32.1)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
(97)	HNI Corporation Incentive Compensation Recovery Policy+
(99.1)
Voting Support Agreement, by and among HNI Corporation, Robert C. Pew III and Susan H. Taylor, dated as of August 3, 2025 (incorporated by reference to Exhibit 99.3 to HNI Corporation’s Current Report on Form 8-K filed August 4, 2025)+

(99.2)
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

HNI Corporation

Date: March 3, 2026	By:	/s/ Jeffrey D. Lorenger
Name: Jeffrey D. Lorenger
Title: Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each Director whose signature follows authorizes and appoints Jeffrey D. Lorenger as his or her attorney-in-fact to sign and file on his or her behalf any and all amendments to this report.

Signature	Title	Date

/s/ Jeffrey D. Lorenger	Chairman, President, and Chief Executive Officer, Principal Executive Officer, and Director	March 3, 2026
Jeffrey D. Lorenger

/s/ Vincent P. Berger	Executive Vice President, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	March 3, 2026
Vincent P. Berger

/s/ Mary A. Bell	Director	March 3, 2026
Mary A. Bell

/s/ Timothy C.E. Brown	Director	March 3, 2026
Timothy C.E. Brown

/s/ Miguel M. Calado	Lead Director	March 3, 2026
Miguel M. Calado

/s/ Cheryl A. Francis	Director	March 3, 2026
Cheryl A. Francis

/s/ Patrick D. Hallinan	Director	March 3, 2026
Patrick D. Hallinan

/s/ John R. Hartnett	Director	March 3, 2026
John R. Hartnett

/s/ Mary K. W. Jones	Director	March 3, 2026
Mary K. W. Jones

/s/ Larry B. Porcellato	Director	March 3, 2026
Larry B. Porcellato

/s/ David M. Roberts	Director	March 3, 2026
David M. Roberts

/s/ Dhanusha Sivajee	Director	March 3, 2026
Dhanusha Sivajee

/s/ Linda K. Williams	Director	March 3, 2026
Linda K. Williams

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

U.S. Securities and Exchange Commission guidance allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment. In fourth quarter of 2025, the Corporation acquired Steelcase Inc. (See "Note 4. Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for additional information). Due to the timing of the transaction management has excluded Steelcase Inc. from the annual assessment of the effectiveness of internal control over financial reporting as of January 3, 2026. Steelcase Inc. represents approximately 63 percent of the Corporation’s consolidated total assets as of January 3, 2026 and 7 percent of net sales of the Corporation for the year ended January 3, 2026.

Management assessed the effectiveness of HNI Corporation’s internal control over financial reporting as of January 3, 2026. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of HNI Corporation’s internal control over financial reporting and testing of operational effectiveness of HNI Corporation’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined, as of January 3, 2026, HNI Corporation maintained effective internal control over financial reporting.

The effectiveness of HNI Corporation’s internal control over financial reporting as of January 3, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears herein.

March 3, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
HNI Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HNI Corporation and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of comprehensive income, equity, and cash flows for the fiscal year 2025 ended January 3, 2026, fiscal year 2024 ended December 28, 2024, and fiscal year 2023 ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for fiscal year 2025 ended January 3, 2026, fiscal year 2024 ended December 28, 2024, and fiscal year 2023 ended December 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Steelcase Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2026, Steelcase Inc.’s internal control over financial reporting associated with 63 percent of total assets and 7 percent of net sales included in the consolidated financial statements of the Company as of and for the year ended January 3, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Steelcase Inc.

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

Preliminary valuation of acquired property, plant and equipment, and customer lists, acquired technology, and trademarks and trade names intangible assets
As discussed in Note 4 to the consolidated financial statements, the Company completed the acquisition of Steelcase Inc. on December 10, 2025, for total consideration of $1.9 billion. The Company accounted for the transaction as a business combination, which requires recording the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Due to the timing of the transaction in relation to the Company’s fiscal year end, the Company's valuations of several acquired assets and assumed liabilities are preliminary as of January 3, 2026, including the property, plant and equipment and intangible assets. Accordingly, the Company has recorded preliminary fair values for acquired property, plant and equipment of $622.8 million and intangible assets, including customer lists, acquired technology, and trademarks and trade names, totaling $270.0 million, $50.0 million, and $270.0 million, respectively.

We identified the evaluation of the preliminary fair value of the property, plant and equipment, and customer lists, acquired technology, and trademarks and trade names intangible assets acquired in the Steelcase Inc. acquisition as a critical audit matter. A high degree of subjective auditor judgment and specialized valuation skills and knowledge were required to evaluate the reasonableness of the comparable transactions and the resulting preliminary allocation percentage assumptions used by management to derive the preliminary fair values for these acquired assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process. This included a control over the identification of comparable transactions and the reasonableness of the preliminary allocation percentage assumptions used in the preliminary valuation of the acquired property, plant and equipment, and customer lists, acquired technology, and trademarks and trade names intangible assets. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•assessing the reasonableness of the selected comparable transactions used by the Company in the preliminary valuation for comparability with the Steelcase Inc. acquisition by comparing them to transactions within the Company’s industry and publicly available market data.
•evaluating the reasonableness of the Company’s preliminary allocation percentage assumptions used in the preliminary valuation of the property, plant and equipment, and customer lists, acquired technology, and trademarks and trade names intangible assets based on actual purchase price allocations percentages in comparable transactions.

Sufficiency of audit evidence over net sales
As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue for sales of workplace furnishings and residential building products at a point in time following the transfer of control of such products to the customer. The Company recorded $2,839.0 million of net sales for the year ended January 3, 2026.

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
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the nature and extent of such evidence

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
March 3, 2026

Financial Statements

HNI Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (In millions, except per share data)

	2025	2024	2023
Net sales	$2,839.0	$2,526.4	$2,434.0
Cost of sales	1,662.9	1,493.0	1,485.7
Gross profit	1,176.1	1,033.4	948.3
Selling and administrative expenses	937.0	820.7	772.0
Acquisition costs	94.6	—	41.2
Restructuring, impairment, and loss on divestiture	18.5	6.2	44.8
Operating income	126.0	206.5	90.3
Interest expense, net	35.6	27.2	25.5
Other non-operating income, net	0.4	—	—
Income before income taxes	90.8	179.3	64.8
Income tax expense	36.5	39.8	15.6
Net income	54.2	139.5	49.2
Less: Net income attributable to non-controlling interest	0.0	0.0	0.0
Net income attributable to HNI Corporation	$54.2	$139.5	$49.2

Average number of common shares outstanding – basic	47.9	47.4	44.5
Net income attributable to HNI Corporation per common share – basic	$1.13	$2.95	$1.11
Average number of common shares outstanding – diluted	48.9	48.5	45.4
Net income attributable to HNI Corporation per common share – diluted	$1.11	$2.88	$1.09

Foreign currency translation adjustments	$8.5	$(0.4)	$(0.2)
Change in unrealized gains (losses) on marketable securities, net of tax	0.2	0.1	0.4
Change in pension and post-retirement liability, net of tax	3.4	1.1	0.0
Change in derivative financial instruments, net of tax	(0.4)	1.6	(2.8)
Other comprehensive income (loss), net of tax	11.8	2.4	(2.6)
Comprehensive income	66.0	141.9	46.6
Less: Comprehensive income (loss) attributable to non-controlling interest	0.0	0.0	0.0
Comprehensive income attributable to HNI Corporation	$66.0	$141.9	$46.6

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In millions)

	January 3, 2026	December 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$209.2	$20.2
Short-term investments	6.5	6.4
Receivables	571.1	248.4
Allowance for credit losses	(1.1)	(2.0)
Inventories, net	475.3	194.3
Prepaid expenses and other current assets	150.9	54.9
Total Current Assets	1,411.9	522.2

Property, Plant, and Equipment:
Land and land improvements	99.1	58.5
Buildings	529.1	407.9
Machinery and equipment	1,128.5	685.9
Construction in progress	58.5	25.9
	1,815.2	1,178.2
Less accumulated depreciation	(678.0)	(648.6)
Net Property, Plant, and Equipment	1,137.2	529.6

Right-of-use - Finance Leases	11.3	14.3
Right-of-use - Operating Leases	274.5	121.8

Goodwill and Other Intangible Assets, net	1,702.6	624.3

Other Assets	347.6	63.0

Total Assets	$4,885.0	$1,875.1

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Balance Sheets (In millions, except par value)

	January 3, 2026	December 28, 2024
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,016.4	$391.2
Current maturities of debt	16.2	50.3
Current maturities of other long-term obligations	38.2	2.3
Current lease obligations - Finance	4.2	5.6
Current lease obligations - Operating	64.4	28.1
Total Current Liabilities	1,139.3	477.5

Long-Term Debt	1,276.9	294.3

Long-Term Lease Obligations - Finance	7.3	8.9
Long-Term Lease Obligations - Operating	224.6	109.6

Other Long-Term Liabilities	220.4	72.9

Deferred Income Taxes	180.9	71.6

Total Liabilities	3,049.5	1,034.7

Equity:
HNI Corporation shareholders’ equity:
Capital Stock:
Preferred stock - $1 par value, authorized 2.0 million shares, no shares outstanding	—	—
Common stock - $1 par value, authorized 200.0 million shares, outstanding:
January 3, 2026 - 71.3 million shares; December 28, 2024 - 47.2 million shares	71.3	47.2

Additional paid-in capital	1,170.3	201.5
Retained earnings	590.4	599.6
Accumulated other comprehensive income (loss)	3.5	(8.3)
Total HNI Corporation shareholders’ equity	1,835.6	840.1

Non-controlling interest	—	0.3

Total Equity	1,835.6	840.4

Total Liabilities and Equity	$4,885.0	$1,875.1

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries
Consolidated Statements of Equity
(In millions, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$41.4	$49.1	$534.0	$(8.0)	$0.3	$616.8
Comprehensive income:
Net income (loss)	—	—	49.2	—	0.0	49.2
Other comprehensive income (loss), net of tax	—	—	—	(2.6)	—	(2.6)
Dividends payable	—	—	(1.6)	—	—	(1.6)
Cash dividends; $1.28 per share	—	—	(58.1)	—	—	(58.1)
Common shares – treasury:
Shares purchased	0.0	(0.4)	—	—	—	(0.4)
Shares issued in connection with Kimball International, Inc acquisition	4.7	116.1	—	—	—	120.8
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.7	36.9	—	—	—	37.6
Balance, December 30, 2023	$46.9	$201.6	$523.6	$(10.6)	$0.3	$761.8
Comprehensive income:
Net income (loss)	—	—	139.5	—	0.0	139.5
Other comprehensive income (loss), net of tax	—	—	—	2.4	—	2.4
Dividends payable	—	—	(1.3)	—	—	(1.3)
Cash dividends; $1.31 per share	—	—	(62.2)	—	—	(62.2)
Common shares – treasury:
Shares purchased	(1.3)	(64.7)	—	—	—	(66.0)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	1.6	64.5	—	—	—	66.2
Balance, December 28, 2024	$47.2	$201.5	$599.6	$(8.3)	$0.3	$840.4
Comprehensive income:
Net income	—	—	54.2	—	0.0	54.2
Other comprehensive income (loss), net of tax	—	—	—	11.8	—	11.8
Change in Ownership for Noncontrolling Interest	—	—	—	—	(0.3)	(0.3)
Dividends payable	—	—	(1.1)	—	—	(1.1)
Cash dividends; $1.35 per share	—	—	(62.4)	—	—	(62.4)
Common shares – treasury:
Shares purchased	(1.8)	(81.5)	—	—	—	(83.3)
Shares issued in connection with Steelcase Inc. acquisition	25.2	987.3	—	—	—	1,012.5
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.7	63.0	—	—	—	63.7
Balance, January 3, 2026	$71.3	$1,170.3	$590.4	$3.5	$—	$1,835.6

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Consolidated Statements of Cash Flows (In millions)

	2025	2024	2023
Net Cash Flows From (To) Operating Activities:
Net income	$54.2	$139.5	$49.2
Non-cash items included in net income:
Depreciation and amortization	107.1	107.8	94.9
Other post-retirement and post-employment benefits	1.9	1.1	1.1
Stock-based compensation	24.7	17.4	16.5
Deferred income taxes	33.7	(14.1)	(0.6)
Asset impairment charges	7.7	—	31.5
Loss on sale of subsidiary	6.6	—	—
Other – net	14.3	5.5	5.1
Net increase (decrease) in cash from operating assets and liabilities	23.9	(19.1)	76.5
Decrease in other liabilities	2.1	(11.4)	(6.6)
Net cash flows from (to) operating activities	276.3	226.7	267.5

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(65.8)	(50.6)	(78.1)
Acquisition spending, net of cash acquired	(390.3)	—	(369.7)
Capitalized software	(2.0)	(2.3)	(1.0)
Purchase of investments	(2.8)	(3.2)	(5.7)
Sales or maturities of investments	4.8	4.7	5.4
Net proceeds from sale of subsidiary	8.1	—	2.7
Other – net	4.1	0.4	1.6
Net cash flows from (to) investing activities	(443.9)	(51.0)	(444.8)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(782.5)	(420.6)	(436.0)
Proceeds from debt	1,296.7	328.2	684.0
Dividends paid	(63.1)	(63.6)	(58.5)
Purchase of HNI Corporation common stock	(83.6)	(65.8)	(0.3)
Proceeds from sales of HNI Corporation common stock	3.8	51.2	2.3
Debt-issuance costs	(14.6)	—	(3.0)
Withholding related to net share settlements of equity based awards	(13.3)	(7.6)	6.1
Proceeds from COLI	32.0	—	—
Other – net	(12.5)	(4.0)	(6.0)
Net cash flows from (to) financing activities	363.1	(182.2)	188.8

Net increase (decrease) in cash and cash equivalents	195.4	(6.4)	11.5
Cash, cash equivalents, and restricted cash at beginning of period	22.5	28.9	17.4
Cash, cash equivalents, and restricted cash at end of period(1)	$217.9	$22.5	$28.9

(1) Restricted cash as of January 3, 2026 and December 28, 2024 was $8.8 million and $2.4 million, respectively, and is included in "Other Assets" in the Consolidated Balance Sheets.

The accompanying notes are an integral part of the consolidated financial statements.

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Consolidated Financial Statements
January 3, 2026

Note 1. Nature of Operations

HNI Corporation (individually and together with its consolidated subsidiaries the "Corporation" or "HNI") is a provider of workplace furnishings and residential building products. Refer to "Note 15. Reportable Segment Information" for further information. Workplace furnishings products include furniture systems, seating, storage, tables, architectural products, ancillary products, and hospitality products. These products are sold primarily through a national system of independent dealers and office product distributors but also directly to end-user customers and federal, state, and local governments. Residential building products include a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories. These products are sold through a national system of independent dealers and distributors, as well as Corporation-owned distribution and retail outlets. The Corporation’s products are marketed predominantly in the United States and Canada. The Corporation exports select products through its export subsidiary to a limited number of markets outside North America, principally the Caribbean, Latin America, and Mexico. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

Fiscal year-end – The Corporation follows a 52/53-week fiscal year, which ends on the Saturday nearest December 31. Fiscal year 2025 ended on January 3, 2026, fiscal year 2024 ended on December 28, 2024, and fiscal year 2023 ended on December 30, 2023. The financial statements for fiscal year 2025 are on a 53-week basis and the financial statements for 2024 and 2023 are on a 52-week basis. A 53-week year occurs approximately every sixth year.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On December 10, 2025, the Corporation acquired Steelcase Inc. ("Steelcase"), and on June 1, 2023, the Corporation acquired Kimball International. The Corporation included the financial results of Steelcase and Kimball International in the Consolidated Financial Statements starting as of the dates of their respective acquisitions. See "Note 4. Acquisitions and Divestitures" for further information.

Investments in entities where equity ownership falls between 20% and 50%, or where the Corporation otherwise has significant influence, are accounted for under the equity method of accounting. All other investments in unconsolidated affiliates without readily determinable fair values are measured at cost, less impairment, adjusted for observable price changes. These investments are reported as "Other Assets" in the Consolidated Balance Sheets, and income (losses) these investments are reported in "Other non-operating income, net" in the Consolidated Statements of Comprehensive Income. See "Note 19. Investments in Unconsolidated Affiliates" for further information.

Reclassifications

Certain reclassifications have been made within the financial statements to conform to the current year presentation.

Cash, Cash Equivalents, and Investments

Cash and cash equivalents generally consist of cash and money market accounts. The fair value approximates the carrying value due to the short duration of the securities. These securities have original maturity dates not exceeding three months. The Corporation has short-term debt securities holdings with maturities of less than one year, as well as investment holdings with maturities between one and five years. Restricted cash primarily consists of funds held in escrow for potential future workers' compensation and product liability claims. Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.

Debt securities, including government and corporate bonds, are classified as available-for-sale and stated at current market value with unrealized gains and losses included as a separate component of equity, net of any related tax effect. The specific identification method is used to determine realized gains and losses on the trade date. Debt securities also include an auction rate security, which is not widely traded and therefore does not currently have a readily determinable market value. To estimate fair value, the Corporation used an internally-developed discounted cash flow analysis.

Mutual funds, which are classified as trading securities recognized at fair value, are held in a supplemental employee retirement plan ("SERP") acquired as part of the acquisition of Kimball International. Offsetting SERP liabilities, representing the obligation to distribute SERP investments to the participants, are recorded in the "Current maturities of other long-term obligations" and "Other Long-Term Liabilities" lines of the Consolidated Balance Sheets. Realized and unrealized gains and losses on the SERP investments are fully offset by adjustments to the SERP liabilities, resulting in no impact to net income. The SERP is structured as a rabbi trust, and therefore the assets in this plan are subject to credit claims in the event of bankruptcy.

Cash, cash equivalents, and investments are reflected in the Consolidated Balance Sheets and were as follows:

	January 3, 2026			December 28, 2024
	Cash and cash equivalents	Short-term investments	Other Assets	Cash and cash equivalents	Short-term investments	Other Assets
Cash and money market accounts	$209.2	$—	$—	$20.2	$—	$—
Restricted Cash	—	—	8.8	—	—	2.4
Debt securities	—	1.6	14.6	—	2.0	11.9
Mutual Funds	—	4.8	6.9	—	4.4	7.2
Total	$209.2	$6.5	$30.2	$20.2	$6.4	$21.5

The following table summarizes the amortized cost basis of the debt securities:

	January 3, 2026	December 28, 2024
Amortized cost basis of debt securities	$13.4	$14.1

Immaterial unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets for these debt securities. Immaterial amounts of accrued interest receivable related to the Corporation’s portfolio are recorded in "Prepaid expenses and other current assets."

Receivables

Trade receivables are recorded at amortized cost, net of an allowance for credit losses. The allowance is developed based on several factors including overall customer credit quality, historical write-off experience, and specific account analyses projecting the ultimate collectibility of the account. The following table summarizes the change in the allowance for credit losses:

	Balance at beginning of period	Current provision and adjustments	Amounts written off	Recoveries and other	Acquisition and divestiture of businesses	Balance at end of period
Year ended January 3, 2026	$2.0	$(0.2)	$(0.8)	$0.2	$(0.1)	$1.1
Year ended December 28, 2024	$3.5	$(0.7)	$(0.9)	$0.1	$—	$2.0
Year ended December 30, 2023	$3.2	$0.3	$(0.5)	$0.0	$0.4	$3.5

Inventories

The Corporation’s residential building products inventories, and a majority of its workplace furnishings inventories, are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or net realizable value. Inventories included in the Consolidated Balance Sheets consisted of the following:

	January 3, 2026	December 28, 2024
Finished products, net	$217.3	$122.4
Materials and work in process, net	310.7	119.5
LIFO allowance	(52.7)	(47.5)
Total inventories, net	$475.3	$194.3

Inventory valued by the LIFO costing method	61%	91%

In 2025, inventory quantities were reduced at certain business units, resulting in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years as compared with the cost of current year purchases, the effect of which increased cost of sales by approximately $1.3 million. In 2024, there was no material liquidations of established LIFO layers. If only the FIFO method had been in use, inventories would have been $52.7 million and $47.5 million higher than reported as of January 3, 2026 and December 28, 2024, respectively.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $9.7 million and $12.1 million as of January 3, 2026 and December 28, 2024, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

The increase in inventory balances in the current year is the result of the acquisition of Steelcase which includes a preliminary adjustment to step-up inventory acquired that could change materially with the finalization of the valuation. The acquisition of Steelcase also impacted the portion of inventory valued at the LIFO costing method as Steelcase foreign held inventory is not valued at LIFO and therefore dilutes the total inventory valued by the LIFO costing method.

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

Total depreciation expense was as follows:

	2025	2024	2023
Depreciation expense	$76.2	$76.9	$64.7

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

Cloud Computing Arrangements

The Corporation capitalizes implementation costs of a cloud computing arrangement with a useful life greater than one year consistent with the capitalization criteria used for internal-use software. Costs incurred during the application-development phase, subject to certain exceptions, are capitalized after the preliminary project phase is completed and management commits to funding the project. Capitalized costs include fees paid to consultants to implement the software, payroll and payroll-related costs of employees to the extent of the time spent directly on the project and interest costs, if appropriate. Capitalized costs are recorded to

"Other assets" on the Consolidated Balance Sheets and within "Net increase (decrease) in cash from operating assets and liabilities" on the Consolidated Statements of Cash Flows.

Capitalization of costs ceases at the point when the software associated with the cloud computing arrangement is ready for its intended use. Subsequent enhancements or upgrades are capitalized only to the extent that they add significant new functionality, and maintenance costs are expensed as incurred. Amortization of capitalized costs is recorded over the initial term of the related cloud computing arrangement, including renewal periods that are reasonably certain to be exercised.

In the fourth quarter of 2025, as part of the Steelcase acquisition, the Corporation acquired an asset representing capitalized costs related to the implementation of a new enterprise resource planning ("ERP") system. As of January 3, 2026, the Corporation has capitalized $95.7 million of costs primarily related to development activities incurred in the implementation of the new ERP system. This value is preliminary and may change materially with the finalization of the valuation of the assets acquired during the measurement period.

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

The Corporation reviews goodwill at the reporting unit level, which refers to components for which discrete financial information is available and regularly reviewed by segment management. The accounting standards for goodwill permit entities to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the quantitative test is required, the Corporation estimates the fair value of its reporting units based on a weighted average of the income approach and the market approach. This estimated fair value is compared to the carrying value of the reporting unit, and an impairment is recorded if the estimate is less than the carrying value. In the income approach, the estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs, and cash flows considering historical and estimated future results, general economic and market conditions, and the impact of planned business and operational strategies. The valuations employ present value techniques using weighted average cost of capital assumptions to measure fair value and consider market factors. In the market approach, the Corporation utilizes the guideline company method, which involves calculating valuation multiples based on operating data from guideline publicly-traded companies. These multiples are then applied to the operating data for the reporting units and adjusted for factors similar to those used in the discounted cash flow analysis. Management believes the assumptions used for the quantitative impairment test, if required, are consistent with those utilized by a market participant in performing similar valuations of its reporting units. Management bases its fair value estimates on assumptions they believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are reflected in the Consolidated Balance Sheets and were as follows:

	January 3, 2026	December 28, 2024
Trade accounts payable	$380.4	$190.4
Compensation and benefits	255.3	50.8
Profit sharing and retirement	38.6	9.1
Accrued marketing programs	58.9	25.4
Accrued freight	16.0	11.0
Customer deposits	102.9	42.1
Other accrued expenses	164.4	62.4
Total accounts payable and accrued expenses	$1,016.4	$391.2

The increase in accounts payable and accrued expenses in the current year was driven by the acquisition of Steelcase.

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

Activity associated with warranty obligations was as follows:

	2025	2024	2023
Balance at beginning of period	$17.5	$18.0	$14.8
Accruals related to acquisitions	29.3	—	3.5
Accruals for warranties issued	13.9	13.0	11.6
Settlements and other	(12.5)	(13.6)	(11.9)
Balance at end of period	$48.2	$17.5	$18.0

The current and long-term portions of the allowance for the estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	January 3, 2026	December 28, 2024
Current - in the next twelve months	$19.3	$6.6
Long-term - beyond one year	28.9	10.9
Total	$48.2	$17.5

The increase in warranty obligations in the current year was driven by the acquisition of Steelcase Inc.

Pension and Other Post-Retirement Benefits

The Corporation sponsors a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. The Corporation measures the net over-funded or under-funded positions of its defined benefit pension plans and post-retirement benefit plans as of the end of each fiscal year and reports that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service credit (cost) or actuarial gains (losses) are reported, net of tax, as a component of "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. See "Note 12. Employee Benefit Plan Obligations" for further information.

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
•The Corporation applies the accounting policy election which allows an entity to exclude from the measurement of the transaction price all taxes assessed by a governmental authority associated with the transaction, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows the Corporation to present revenue net of these types of taxes.
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

	2025	2024	2023
Research and development costs	$56.6	$53.6	$47.2

Freight Expense

Freight expense on shipments to customers was recorded in "Selling and administrative expenses" on the Consolidated Statements of Comprehensive Income as follows:

	2025	2024	2023
Freight expense	$153.9	$135.0	$137.8

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

The Organisation for Economic Cooperation and Development ("OECD") issued new regulations in connection with a global minimum tax regime. Known as "Pillar Two," the new regulations went into effect for income tax years starting January 2024, and are part of the OECD’s broader plan to mitigate tax base erosion and profit shifting by large multinational enterprises ("MNE"). Pillar Two applies to MNEs with revenues of at least EUR 750 million. Under its provisions, qualifying MNE groups pay a 15 percent minimum tax in each of the jurisdictions in which they operate. The guidance is principally focused on the application of the transitional country-by-country reporting safe harbor and enables an MNE to avoid both completing a full global anti-base erosion model computation and paying a top-up tax for jurisdictions in which it is eligible for one of three safe harbor tests: (1) de minimis; (2) simplified effective tax rate; and (3) routine profits. Based on the estimated safe harbor simplified effective tax rate computation, management does not currently expect Pillar Two minimum tax to be owed by the Corporation. There is no material impact on the consolidated financial statements from these regulations.

Earnings Per Share

Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Shares potentially issuable under stock options, restricted stock units, and common stock equivalents under the Corporation’s deferred compensation plans have been considered outstanding for purposes of the diluted earnings per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	2025	2024	2023
Numerator:
Numerator for both basic and diluted EPS attributable to HNI Corporation net income	$54.2	$139.5	$49.2
Denominators:
Denominator for basic EPS weighted-average common shares outstanding	47.9	47.4	44.5
Potentially dilutive shares from stock-based compensation plans	1.0	1.1	0.8
Denominator for diluted EPS	48.9	48.5	45.4
Earnings per share – basic	$1.13	$2.95	$1.11
Earnings per share – diluted	$1.11	$2.88	$1.09

The year-over-year increase in shares outstanding in 2025 is primarily due to the issuance of 25.2 million shares in December 2025 as part of the consideration to acquire Steelcase. These shares were outstanding for three weeks of December. The impact of this issuance will be more pronounced in the coming year.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	2025	2024	2023
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.1	0.4	2.1

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Areas requiring significant use of management estimates relate to goodwill and intangibles, asset valuations in connection with business combinations, accruals for self-insured medical claims, workers’ compensation, legal contingencies, general liability and auto insurance claims, valuation of long-lived assets, and estimates of income taxes. Other areas requiring use of management estimates relate to the allowance for credit losses, inventory allowances, marketing program accruals, warranty accruals, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Self-Insurance

HNI without giving effect to its acquisition of Steelcase ("Legacy HNI") is primarily self-insured for general, auto, and product liability, workers’ compensation, and certain member health benefits. Steelcase is self-insured for workers' compensation and product liability. Certain risk exposures are mitigated through the use of independent third-party stop loss insurance coverages. The general, auto, product, and workers’ compensation liabilities for Legacy HNI are managed using a wholly-owned insurance captive and the related liabilities are included in the Consolidated Balance Sheets as follows:

	January 3, 2026	December 28, 2024
Current - "Accounts payable and accrued expenses"	$5.8	$5.4
Non-current - "Other Long-Term Liabilities"	18.2	18.0
Total general, auto, product, and workers’ compensation liabilities	$24.0	$23.4

The preceding table excludes self-insured member health and other benefit liabilities at Legacy HNI of $6.1 million and $6.2 million as of January 3, 2026 and December 28, 2024, respectively. Steelcase worker's compensation liabilities and product liabilities of $4.9 million as of January 3, 2026, are also excluded above.

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

Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other non-operating income, net in the Consolidated Statements of Comprehensive Income.

Foreign Exchange Forward Contracts

A portion of the Corporation's revenue and earnings is exposed to changes in foreign exchange rates. The Corporation seeks to manage its foreign exchange risk largely through operational means, including matching revenues with same currency costs and assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or remeasurement of certain foreign denominated transactions, assets and liabilities. The Corporation primarily uses derivatives for intercompany transactions (including loans) and certain forecasted currency flows from foreign-denominated transactions. The foreign exchange forward contracts primarily relate to the euro, the Mexican peso, the Australian dollar, the Malaysian ringgit, the Chinese renminbi, and the United Kingdom pound sterling.

Net fair value of assets and liabilities related to foreign exchange forward contracts as of January 3, 2026 is $1.8 million. The notional amounts of the outstanding foreign exchange forward contracts were $68.9 million as of January 3, 2026. Net gains (losses) recognized in the Consolidated Statements of Comprehensive Income from settled foreign exchange forward contracts in 2025 were not material.

Recently Adopted Accounting Standards

In December 2025, the Corporation adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures retrospectively for all periods presented in the consolidated financial statements. ASU 2023-09 enhances transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and disaggregation of income taxes paid by jurisdiction. Additionally, the ASU requires disclosure of pretax income (or loss) and income tax (or benefit) disaggregated by domestic and foreign. Finally, the ASU removes the requirement of certain disclosures related to unrecognized tax benefits. The ASU adoption did not have a material impact on the Corporation's financial statements. See "Note 8. Income Taxes."

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue from contracts with customers disaggregated by product category is as follows:

	2025	2024	2023
Systems, storage, and tables	$1,298.4	$1,147.3	$1,057.4
Seating	650.6	583.7	525.4
Other (1)	215.1	157.0	157.5
Total Workplace Furnishings	2,164.1	1,888.0	1,740.3

Residential Building Products	674.9	638.4	693.7
	$2,839.0	$2,526.4	$2,434.0

(1) The Other category consists of education-specific furnishings, architectural products, workspace accessories, and miscellaneous product lines and services.

Sales by product category are subject to similar economic factors and market conditions. See "Note 15. Reportable Segment Information" for further information about operating segments.

Contract Liabilities

The Corporation has contract liabilities consisting of customer deposits included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets and are as follows:

	January 3, 2026	December 28, 2024
Contract liabilities - Customer deposits	$102.9	$42.1

Approximately $68.1 million of the increase in customer deposits in the current year is driven by the acquisition of Steelcase. See "Note 4. Acquisitions and Divestitures" for further information.

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon satisfaction of the performance obligations. Revenue recognized during the years ended January 3, 2026 and December 28, 2024 related to contract liability balances at the beginning of each year was $42.1 million and $35.1 million, respectively.

In addition to trade receivables, the Corporation has other assets consisting of funds paid up-front to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation’s products. These assets are amortized over the term of the contracts and recognized as a reduction of revenue and are as follows in the Consolidated Balance Sheets:

	January 3, 2026	December 28, 2024
Current - Prepaid expenses and other current assets	$3.1	$3.2
Long Term - Other Assets	$26.3	$26.2

Note 4. Acquisitions and Divestitures

Acquisition - Steelcase

On December 10, 2025, HNI completed its acquisition of Steelcase, a global design and furniture company that maintained its principal executive office in Grand Rapids, Michigan. As a result of the acquisition, Steelcase became a wholly-owned subsidiary of HNI and is part of the Workplace Furnishings segment. The transaction, as described below, involved payment of total fair market value consideration of approximately $1.9 billion, including total cash consideration of $864.5 million, share consideration valued at $1.0 billion and replacement share-based awards valued at $45.4 million (the "Steelcase acquisition"). Of the $864.5 million, $37.6 million of cash consideration represents the value of the equivalent shares for which service was provided by the grantees prior to December 10, 2025 and will be paid as the equivalent shares vest.

Pursuant to the Agreement and Plan of Merger, dated as of August 3, 2025, among HNI, Steelcase and two wholly-owned merger subsidiaries of HNI (Merger Sub I and Merger Sub LLC) (the "Merger Agreement"), (i) Merger Sub Inc. was merged with and into Steelcase (the “First Merger”), whereupon the separate existence of Merger Sub Inc. ceased, and Steelcase continued as the surviving corporation of the First Merger and a direct wholly-owned subsidiary of HNI, and (ii) immediately after the First Merger, Steelcase merged with and into Merger Sub LLC (the “Second Merger,” and, together with the First Merger, the “Mergers”), whereupon the separate existence of Steelcase ceased, and Merger Sub LLC continued as the surviving entity of the Second Merger and a direct wholly-owned subsidiary of HNI.

At the effective time of the First Merger (the “First Effective Time”), each share of Class A common stock, and each share of Class B common stock, no par value, of Steelcase (the “Steelcase Class B Common Stock” and collectively with the Steelcase Class A Common Stock, the "Common Stock"), to the extent issued and outstanding immediately prior to the First Effective Time (other than shares of Steelcase Common Stock held directly by HNI, Merger Sub Inc. or Merger Sub LLC) were converted into, at the election of the holder thereof, the right to receive the consideration such holder elected, as follows (subject to adjustment as described below, the “Merger Consideration”):

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

The Merger Consideration paid to holders of Steelcase Common Stock who did not make an election was the Mixed Consideration. The Merger Consideration paid to holders of Steelcase Common Stock electing to receive the Cash Consideration or the Stock Consideration was subject, pursuant to the Merger Agreement, to automatic adjustment, as applicable, to ensure that the total amount of cash paid and the total number of shares of HNI Common Stock issued in the Mergers is the same as what would be paid and issued in the aggregate if all holders of Steelcase Common Stock entitled to the Merger Consideration were to receive the Mixed Consideration at the First Effective Time. No fractional shares of HNI Common Stock were issued in the Mergers, and holders of Steelcase Common Stock received cash in lieu of any fractional shares of HNI Common Stock.

On the terms and subject to the conditions set forth in the Merger Agreement, at the First Effective Time, each outstanding Steelcase equity and cash-based award will be treated as follows:

•Restricted Stock Unit Awards. Each Vested Steelcase RSU Award (as defined in the Merger Agreement) was canceled and converted into the right to receive an amount in cash (without interest and subject to applicable withholding taxes) equal to the product obtained by multiplying (A) the number of shares of Steelcase Common Stock subject to the Steelcase RSU Award (as defined in the Merger Agreement) immediately prior to the First Effective Time by (B) the Cash Consideration; and each Unvested Steelcase RSU Award (as defined in the Merger Agreement) was assumed by HNI and converted into a restricted stock unit award that settled in an amount in cash (that accrues interest) and a number of shares of HNI Common Stock (rounded to the nearest whole share) that the holder would have received if the holder would have converted all of the Steelcase Common Stock underlying the Unvested Steelcase RSU Award based on an election to receive Mixed Consideration with the same terms and conditions as applied to such Unvested Steelcase RSU Award immediately prior to the First Effective Time.

•Deferred Restricted Stock Units. Each Steelcase DSU Award (as defined in the Merger Agreement) was canceled and converted into the right to receive an amount in cash (without interest other than as required pursuant to applicable plan terms and subject to applicable withholding taxes) equal to the product obtained by multiplying (A) the number of shares of Steelcase Common Stock subject to the Steelcase DSU Award immediately prior to the First Effective Time by (B) the Cash Consideration.

•Performance Unit Awards. Each Steelcase PSU Award (as defined in the Merger Agreement) was assumed by HNI and converted into a restricted stock unit award that settled in an amount in cash (that accrues interest) and a number of shares of HNI Common Stock (rounded to the nearest whole share) that the holder would have received if the holder would have converted all of the Steelcase Common Stock underlying the Steelcase PSU Award based on an election to receive Mixed Consideration (with the performance-based vesting condition that applied to the Steelcase PSU Award immediately prior to the First Effective Time deemed attained at the performance level based on Steelcase’s actual performance). The replacement restricted stock unit awards vest over the same remaining vesting period as the original Steelcase PSU Award granted.

•Cash-Based Awards. Each Steelcase Cash-Based Award (as defined in the Merger Agreement) was treated in accordance with the applicable award agreement and Steelcase’s equity plan with the performance-based vesting condition that applied to the Steelcase Cash-Based Award immediately prior to the First Effective Time deemed attained based on Steelcase’s actual performance, and accruing interest for the remainder of the performance period.

•Cash Bonus Opportunity Awards. Each Steelcase CBOA (as defined in the Merger Agreement) was treated in accordance with the applicable award agreement and Steelcase’s equity plan.

Pursuant to the Merger Agreement, at the First Effective Time, (i) the size of the Board of Directors of HNI was increased by two to a total of twelve members and (ii) two members of the Steelcase board of directors were appointed to the Board of Directors of HNI.

HNI obtained revolving and term credit facilities in an aggregate principal amount of $865 million the proceeds of which were used for the consummation of the Mergers, including the payment of the Cash Consideration, the repayment of existing indebtedness of HNI and Steelcase, and the payment of fees, costs and commissions in connection with the foregoing. See “Note 7. Debt.”

During 2025, the Corporation incurred transaction expenses of $94.6 million and $9.5 million which were included in "Acquisition costs" and "Interest expense, net," respectively, in the Consolidated Statements of Comprehensive Income. Acquisition costs include change in control compensation expense, transaction success fees, and other professional services fees. In addition, capitalized costs related to the transaction included $12.0 million of financing fees in "Long-Term Debt", $2.1 million of stock issuance fees in "HNI Corporation shareholders' equity," $2.0 million of financing fees in "Other Assets," and $0.5 million of financing fees in "Prepaid expenses and other current assets," in the Consolidated Balance Sheets.

The acquired assets and assumed liabilities and results of Steelcase's operations are included in the Corporation's segments as of December 10, 2025, as noted below. The acquisition was accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities. Goodwill, which is not tax-deductible, is primarily attributable to the assembled workforce of Steelcase and anticipated synergies.

The total fair market value of consideration was approximately $1,922.3 million, which is allocated as follows:

	Steelcase Shares	HNI Shares Exchanged	Fair Value
Cash Consideration:
Shares of Steelcase common stock issued and outstanding as of December 10, 2025	114.8		826.8
Steelcase common stock equivalent shares as of December 10, 2025	6.9		37.6
Total number of shares of Steelcase common stock for cash consideration	121.7		864.5

Share Consideration:
Shares of Steelcase common stock issued and outstanding as of December 10, 2025	114.8	25.2	1,012.5

Replacement Share-Based Awards:
Outstanding awards of Steelcase restricted stock units relating to Steelcase common stock as of December 10, 2025	4.2	0.9	26.9
Outstanding Steelcase performance unit awards relating to Steelcase common stock as of December 10, 2025	2.7	0.6	18.5

Total acquisition date fair value of purchase consideration			$1,922.3

Consideration provided in the form of HNI Corporation shares and HNI Corporation replacement share-based awards represents non-cash consideration.

The preliminary purchase price allocation at the date of acquisition is as follows:

December 10, 2025
Assets
Cash and cash equivalents	$429.3
Restricted cash	7.3
Receivables	393.4
Inventories	320.1
Prepaid expenses and other current assets	108.1
Property, plant, and equipment	622.8
Right-of-use operating leases	170.3
Goodwill	515.9
Intangible assets	599.0
Other assets	279.4
Total Assets	$3,445.6

Liabilities
Accounts payable and accrued expenses	$711.2
Current lease obligations – operating	38.0
Long Term Debt	437.5
Long-term lease obligations – operating	132.3
Other long-term liabilities	128.7
Deferred income taxes	75.6
Total Liabilities	$1,523.3

Net Assets and Liabilities	$1,922.3

All preliminary goodwill is assigned to the Workplace Furnishings segment.

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Customer lists	10 years	270.0
Acquired technology	7 years	50.0
Trademarks and trade names	Indefinite-lived	270.0
Total intangible assets		$590.0

The Corporation will ultimately perform a valuation analysis that will involve complex management estimates and assumptions using income, market and cost approaches and assumptions such as property appraisals, projections of future revenues, cost and cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. However, given the close proximity of the closing date of the Steelcase acquisition to the Corporation's fiscal year end, currently assets and liabilities have been preliminarily estimated and recorded based on a benchmarking analysis of publicly disclosed purchase price allocations of comparable companies who had acquired businesses similar to Steelcase. The Corporation has applied this approach as the Corporation has not yet obtained all of the information necessary to finalize the determination of the fair values of its acquired assets and assumed liabilities. The provisional assets and liabilities will be adjusted to reflect the finally determined amounts, and those adjustments may be material. Currently, the fair values of all assets acquired and assumed liabilities are considered preliminary. The fair value measurement of property, plant, and equipment and intangible assets are characterized as Level 3 in the fair value hierarchy. The Corporation expects to finalize the purchase price allocation in the second half of 2026.

The following table summarizes the results of Steelcase operations that are included in the Consolidated Statements of Comprehensive Income for the year ended January 3, 2026, which includes pretax charges of $41.6 million of acquisition costs and $4.6 million of purchase accounting adjustments.

2025
Net sales	$187.5
Net loss	$(30.7)

Pro Forma Results of Operations - Steelcase Acquisition (Unaudited)

The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Steelcase for the fiscal years ended January 3, 2026 and December 28, 2024, as though the acquisition and related financing had occurred as of December 31, 2023 the first day of the Corporation’s 2024 fiscal year. The pro forma results include certain purchase accounting adjustments such as: elimination of sales between HNI Corporation and Steelcase-owned dealers; estimated depreciation and amortization expense on acquired tangible and intangible assets; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. Because the end of Steelcase's fiscal year 2025 fell on February 28, 2025, results of Steelcase's eleventh and twelfth periods of fiscal 2025 (January and February 2025) are included both as the final two periods of 2024 and the first two periods of 2025 to conform to HNI Corporation's calendar. This pro forma information is not necessarily reflective of what the Corporation’s results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

	2025	2024
Net sales	$5,932.6	$5,687.8
Net income	$176.1	$119.9

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

The total fair market value of consideration was approximately $503.7 million, including total cash consideration of $330.0 million, share consideration valued at $120.8 million and replacement share-based awards valued at $2.6 million. The acquired assets and assumed liabilities and results of Kimball International's operations are included in the Corporation's workplace furnishings reportable segment. The acquisition was accounted for using the acquisition method pursuant to ASC 805, with goodwill being recorded as a result of the purchase price exceeding the fair value of identifiable tangible and intangible assets and liabilities. Goodwill, which is not tax-deductible, is primarily attributable to the assembled workforce of Kimball International and anticipated synergies.

The following table summarizes the results of Kimball International operations that are included in the Consolidated Statements of Comprehensive Income for the year ended December 30, 2023. These amounts include the results of Poppin, Inc. ("Poppin") for the portion of the year-ended December 30, 2023 during which it was owned by the Corporation. Poppin was determined not to require discontinued operations presentation as this entity was not material to the consolidated results of the year-ended December 30, 2023.

2023
Net sales	$361.4
Net income (loss)	$(3.0)

Pro Forma Results of Operations - Kimball International Acquisition (Unaudited)

The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Kimball International for the fiscal year ended December 30, 2023, as though the acquisition and related financing had occurred as of January 2, 2022, the first day of the Corporation’s 2022 fiscal year. The pro forma results include certain purchase accounting adjustments such as: reclassifications to conform Kimball International’s results to the Corporation’s financial statement presentation; estimated depreciation and amortization expense on acquired tangible and intangible assets; estimated share-based compensation expense for Kimball International awards converted to the Corporation’s equity awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation’s results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

2023
Net sales	$2,698.1
Net income	$82.8

Divestiture of HNI India

In April 2025, the Corporation closed on the sale of its HNI India business, which was a component of the Workplace Furnishings segment, to Kokuyo Co., Ltd. in a transaction structured as a stock sale. The Corporation received $9.5 million in gross cash proceeds, or $8.1 million net of cash and transaction fees. In the year-to-date period, the Corporation recognized a $6.5 million pre-tax loss on the sale which is included in "Restructuring, impairment, and loss on divestiture" in the Consolidated Statements of Comprehensive Income. Included in the loss is a cumulative foreign currency translation loss of $6.0 million that was reclassified from accumulated other comprehensive income, and transaction-related expenses of $0.6 million.

The assets and liabilities of HNI India which were included with the sale are as follows:

As of April 28, 2025
Assets:
Cash	$0.8
Receivables	9.5
Inventories	2.7
Prepaid expenses and other current assets	0.8
Property, plant & equipment	4.0
Right-of-use operating leases	0.4
Total Assets	$18.2

Liabilities:
Accounts payable and accrued expenses	$7.4
Current maturities of debt	0.5
Lease obligations - operating	0.4
Total Liabilities	$8.3

Note 5. Supplemental Cash Flow Information

The Corporation’s cash payments for interest and income taxes, as well as information related to non-cash investing and financing activities, follows:

	2025	2024	2023
Cash paid for:
Interest	$25.3	$28.7	$26.5
Income taxes	$23.8	$46.5	$25.0
Changes in accrued expenses due to:
Purchases of property and equipment	$0.4	$7.7	$(9.3)
Purchases of capitalized software	$0.1	$(0.1)	$(0.4)

Non-cash consideration exchanged to acquire Steelcase in 2025 and Kimball International in 2023 is not included in the Consolidated Statements of Cash Flows; see "Note 4. Acquisitions and Divestitures" for more information.

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Consolidated Balance Sheets consisted of the following:

	January 3, 2026	December 28, 2024
Goodwill, net	$958.0	$442.1
Definite-lived intangible assets, net	425.5	133.1
Indefinite-lived intangible assets	319.1	49.1
Total goodwill and other intangible assets, net	$1,702.6	$624.3

Goodwill

The changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of December 30, 2023
Goodwill	$297.2	$222.4	$519.6
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 30, 2023	$218.7	$222.3	$441.0

Goodwill measurement period adjustments	1.1	—	1.1

Balance as of December 28, 2024
Goodwill	298.3	222.4	520.7
Accumulated impairment losses	(78.5)	(0.1)	(78.6)
Net goodwill balance as of December 28, 2024	$219.8	$222.3	$442.1

Preliminary goodwill acquired	515.9	—	515.9
Goodwill disposed	(13.9)	—	(13.9)
Accumulated impairment losses disposed	13.9	—	13.9

Balance as of January 3, 2026
Goodwill	800.3	222.4	1,022.7
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of January 3, 2026	$735.7	$222.3	$958.0

Current year preliminary goodwill acquired relates to the acquisition of Steelcase, and may change materially during the next year. Current year goodwill disposed and accumulated impairment losses disposed relate to the second quarter 2025 sale of HNI India. Prior year goodwill measurement period adjustments relate to the acquisition of Kimball International, as the measurement period was closed during the second quarter of 2024. See "Note 4. Acquisitions and Divestitures" for additional information.

Definite-lived intangible assets

The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Consolidated Balance Sheets:

	January 3, 2026			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$275.1	$244.7	$30.4	$189.3	$151.3	$38.0
Trademarks and trade names	15.6	9.5	6.2	17.9	8.3	9.5
Customer lists and other	454.2	65.3	388.9	139.7	54.3	85.5
Net definite-lived intangible assets	$745.0	$319.5	$425.5	$346.9	$213.9	$133.1

The increase in definite-lived intangible assets in the current year relate to the acquisition of Steelcase. Amounts related to Steelcase are preliminary and may change materially during the next year. See Impairment Analysis below for details on the impairment of definite-lived intangible assets in the current year.

Amortization expense is reflected in "Selling and administrative expenses" in the Consolidated Statements of Comprehensive Income and was as follows:

	2025	2024	2023
Capitalized software	$18.7	$20.4	$21.6
Other definite-lived intangibles	$12.2	$10.5	$8.5

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Amortization based on the preliminary valuation of definite-lived intangibles acquired with Steelcase Inc. is included in the projection below. A decline in the next several years is primarily due to the completion of the amortization of the Corporation’s Business Systems Transformation investment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

	2026	2027	2028	2029	2030
Amortization expense	$65.6	$51.7	$43.3	$43.0	$42.8

Indefinite-lived intangible assets

The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. The increase in indefinite-lived trade names in the current year relate to the acquisition of Steelcase. Amounts related to Steelcase are preliminary and may change materially over the next year. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Consolidated Balance Sheets:

	January 3, 2026	December 28, 2024
Trademarks and trade names	$319.1	$49.1

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

2025
The Corporation elected to perform a qualitative assessment for purposes of its annual goodwill and indefinite-lived trade name impairment testing in 2025. Based on these assessments, management concluded that for the majority of reporting units and trade names, it was more likely than not that the fair value was greater than carrying value and no quantitative testing was necessary.

For a small Workplace Furnishings reporting unit, management concluded that a triggering event occurred in the fourth quarter of 2025, resulting in quantitative impairment tests for goodwill and the long-lived asset group. This determination was made considering the reduced recent profitability projections of the reporting unit, driven by recent disruptions in global trade.

As a result of the long-lived asset impairment testing, it was determined that the carrying value of the long-lived asset group was not fully recoverable based on an analysis of the undiscounted estimated future cash flows of the group. Consequently, the Corporation recorded charges of $2.2 million and $5.5 million to partially impair the carrying values of definite-lived trade names and a customer list, respectively, within this asset group and, as a result, the remaining value of these assets are immaterial. The fair value of the trade names are considered a Level 3 measurement which utilizes a relief-from-royalty discounted cash flows approach. Key inputs and assumptions involved include the estimated near-term revenue growth (10 percent), long-term growth rate (3 percent), royalty rate (0.5 percent), and discount rate (15 percent). The fair value of the customer-list is considered a Level 3 measurement which utilizes the multi-period excess earnings method. Key inputs and assumptions involved include the estimated near-term revenue growth (10 percent), long-term growth rate (3 percent), customer retention rate (99 percent), and marketing expense rate (3 percent) and discount rate (15 percent).

For the quantitative goodwill impairment testing, management utilized a combination of both a discounted cash flows approach and market approaches. The reporting unit was determined to have a fair value exceeding its carrying value, and no impairment was recorded.

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

See "Note 16. Restructuring and Impairment" for more information regarding goodwill, intangible asset, and long-lived asset impairments in recent prior years.

Note 7. Debt

Debt is as follows:

	January 3, 2026	December 28, 2024
Revolving credit facility with interest at a variable rate (January 3, 2026 - 5.3%; December 28, 2024 - 6.4%)	$15.0	$45.7
Term Loan A with interest at a variable rate (January 3, 2026 -5.2%)	350.0	—
Term Loan B with interest at a variable rate (January 3, 2026 -5.8%)	500.0	—
Term loan with interest at a variable rate ( December 28, 2024 - 5.9%)	—	200.0
Public Notes with fixed rates due in 2029 with an interest rate of 5.125%	450.0	—
Fixed rate notes due in 2025 with an interest rate of 4.2%	—	50.0
Fixed rate notes due in 2028 with an interest rate of 4.4%	—	50.0
Other amounts	2.4	0.3
Deferred debt issuance costs and discount	(24.3)	(1.4)
Total debt	1,293.1	344.6
Less: Current maturities	16.2	50.3
Long-term debt	$1,276.9	$294.3

Aggregate maturities of debt are as follows:

	2026	2027	2028	2029	2030	Thereafter
Maturities of debt	$16.2	$22.5	$22.5	$473.4	$306.6	$476.3

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities were $865 million and $246 million as of January 3, 2026 and December 28, 2024, respectively, which approximated fair value. The fair value of the public notes was estimated based on a discounted cash flow method (Level 2) to be $438 million as of January 3, 2026.

Credit Facilities for Merger Agreement Transactions

In connection with the Steelcase acquisition described in "Note 4. Acquisitions and Divestitures", on September 5, 2025 (the “Effective Date”), the Corporation entered into a Credit Agreement, by and among the Corporation, certain domestic subsidiaries of the Corporation, the lenders from time-to-time party thereto, Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), and other parties named therein (as amended, restated, supplemented or otherwise modified by time to time, including by Amendment No. 1 to Credit Agreement, dated as of November 5, 2025, and Amendment No. 2 to Credit Agreement, dated as of December 10, 2025, the “Credit Agreement”). The Credit Agreement establishes (i) a senior secured revolving credit facility (the “Revolving Facility,” and the loans thereunder, the “Revolving Loans”), (ii) a senior secured “term loan A” credit facility (the “TLA Facility,” and the loans thereunder, the “Term A Loans”) and (iii) a senior secured “term loan B” credit facility (the “TLB Facility,” and the loans thereunder, the “Term B Loans”).

Upon completion of the Steelcase acquisition on December 10, 2025, the Corporation executed borrowings under the Credit Agreement facilities described above to repay and retire outstanding credit facilities and to fund the completion of the Steelcase acquisition. All previously deferred financing costs for financing arrangements held by the Corporation prior to the Credit Agreement closing date (the"Closing Date") were expensed and reflected as “Interest expense, net” in the Consolidated Statements of Comprehensive Income. In addition to debt issuance costs included in "Debt-issuance costs" in the Consolidated Statements of Cash Flows, issuance costs totaling $7.7 million, including issuance discounts, structuring fees, and agent fees related to the issuance of debt as part of the Steelcase acquisition, are presented net of "Proceeds from Debt" in the Consolidated Statements of Cash Flows. As of the fiscal year-end, January 3, 2026, the Corporation had $1.3 billion debt outstanding as follows:

Revolving Credit Facility

As of January 3, 2026, the Corporation had $15 million of borrowings outstanding under the $425 million Revolving Facility. The Revolving Facility has a scheduled maturity date of the earlier of (a) 5 years after the closing date of the Steelcase acquisition or December 10, 2030 (the “RCF Maturity Date”) or (b) a customary springing maturity date. The entire amount drawn under the Revolving Facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on Consolidated EBITDA, as defined in the Credit Agreement, for the last four fiscal quarters, the Corporation can access the full $425 million of borrowing capacity available under the Revolving Facility, which includes the $15 million of borrowings outstanding as of January 3, 2026, and maintain compliance with the financial covenants under the Credit Agreement, described below.

In addition to cash flows from operations, the Revolving Facility under the Credit Agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of issuances costs related to the Revolving Facility are classified as assets, and the Corporation is amortizing them over the term of Revolving Facility. The current portion of Revolving Facility debt issuance costs of $0.5 million is the amount to be amortized over the next twelve months and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of Revolving Facility debt issuance costs of $1.9 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

Borrowings under the Revolving Facility and TLA Facility bear interest, at the Corporation's option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) the term Secured Overnight Financing Rate ("SOFR") rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.25% and 0.875%; and (b) the term SOFR rate (based on one, three or six month interest periods), plus a margin of between 1.25% and 1.875%. The term SOFR rate is subject to a floor of 0% and the alternate base rate is subject to a floor of 1.00%. The applicable margin in each case is determined based on the Corporation's net leverage ratio at such time. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.

Term Loan A

As of January 3, 2026, the Corporation had $350 million of borrowings outstanding under the TLA Facility. The TLA Facility has a scheduled maturity date of the earlier of (a) 5 years after the closing date of the Steelcase acquisition or December 10, 2030 (the “TLA Maturity Date”) or (b) a customary springing maturity date. The TLA Facility is subject to principal amortization which begins on the last business day of March 2026 with quarterly principal payments due thereafter through the TLA Maturity Date. The quarterly amortization payments will be equal to the following amounts of the original principal amount of the Term A Loans: (i) 0.625% for the first four full fiscal quarters following the Closing Date; (ii) 1.25% for the fifth through twelfth full fiscal quarters after the Closing Date (iii) 1.875% for the thirteenth through sixteenth full fiscal quarters after the Closing Date; and (iv) 2.5% for the seventeenth full fiscal quarter after the Closing Date through the TLA Maturity Date.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of issuances costs related to the TLA Facility, which are classified as a reduction of long-term debt, are being amortized over the term of TLA Facility. The TLA Facility deferred debt issuance costs do not reduce the amount owed by the Corporation under the TLA Loans. As of January 3, 2026, the TLA Facility deferred debt issuance costs balance of $2.0 million are reflected as a reduction to outstanding liabilities in "Long-Term Debt" in the Consolidated Balance Sheets.

Term Loan B

As of January 3, 2026, the Corporation had $500 million principal amount of borrowings outstanding under the TLB Facility. The TLB Facility has a scheduled maturity date of (a) 7 years after the closing date of the Steelcase acquisition or December 10, 2032 (the “TLB Maturity Date”) or (b) a customary springing maturity date. The TLB Facility is subject to principal amortization which begins on the last business day of March 2026 with quarterly principal payments due thereafter through the TLB Maturity Date. The quarterly amortization payments will be in equal amounts of 0.25% of the original principal amount of the Term B Loans for each full fiscal quarter following the Closing Date through the TLB Maturity Date.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of issuances costs related to the TLB Facility, which are classified as a reduction of long-term debt, are being amortized over the term of TLB Facility. The TLB Facility deferred debt issuance costs do not reduce the amount owed by the Corporation under the TLB Loans. As of January 3, 2026, the TLB Facility deferred debt issuance costs balance of $9.1 million is reflected as a reduction to outstanding liabilities in "Long-Term Debt" in the Consolidated Balance Sheets.

Borrowings under the TLB Facility bear interest, at the Corporation’s option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) the term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of 1.00%; and (b) the term SOFR rate (based on one, three or six month interest periods), plus a margin of 2.00%. The term SOFR rate is subject to a floor of 0% and the alternate base rate is subject to a floor of 1.00%. The applicable margin in each case is determined based on the Corporation’s net leverage ratio at such time. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.

Credit Agreement and Debt Covenants

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

The Credit Agreement contains financial covenants in respect of the Revolving Facility and TLA Facility that require the maintenance of a maximum net leverage ratio and a minimum interest coverage ratio for periods after the Closing Date. The Corporation is required to maintain a maximum Net Leverage Ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of less than or equal to (i) 4.25 to 1.00 as of the end of each of the first, second, third and fourth full fiscal quarters ending after the Closing Date, (ii) 4.00 to 1:00 as of the end of each of the fifth and sixth full fiscal quarters ending after the Closing Date and (iii) 3.50 to 1:00 as of the end of the seventh full fiscal quarter ending after the Closing Date and as of the end of each fiscal quarter thereafter. In addition, in respect of the Revolving Facility and TLA Facility, the Corporation is required to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of greater than or equal to 3.50 to 1.00.

Fixed-Rate Notes

As of May 31, 2025, the Corporation repaid the $50 million principal amount of matured seven-year fixed-rate notes issued under a private placement note agreement entered into on May 31, 2018. The repayment was financed through borrowings under the Revolving Credit Facility.

Upon the completion of the Steelcase acquisition on December 10, 2025, the Corporation fully prepaid the outstanding principal and interest along with related prepayment costs associated with the outstanding fixed-rate notes which had a principal amount of $50 million outstanding under a private placement note agreement entered into on May 31, 2018 and a scheduled maturity of May 31, 2028.

Term Loan

Upon the completion of the Steelcase acquisition on December 10, 2025, the Corporation fully prepaid the outstanding principal of $200 million and interest along with related prepayment costs associated with previously outstanding debt under a term loan agreement entered into on March 31, 2023, as amended on May 25, 2023. The initial $300 million of proceeds from the term loan were used to support funding of the Corporation’s acquisition of Kimball International on June 1, 2023. In May 2024 and September 2024, the Corporation prepaid a total of $100 million of the outstanding principal balance on the term loan.

Public Notes

As of January 3, 2026 the Corporation had outstanding a total of $450 million principal amount of public notes (the "Public Notes), consisting of $351 million of principal amount of public notes issued by the Corporation in connection with the Steelcase acquisition in exchange for Steelcase public notes in the same principal amount, and $99 million principal amount of public notes issued by Steelcase that were not exchanged. Through the exchange process, the Corporation received tender submissions from existing Steelcase note holders representing approximately $351 million aggregate principal amount of the Steelcase notes. The notes tendered were exchanged for new HNI senior secured public notes with the same interest rate of 5.125% per annum and scheduled maturity of January 18, 2029. The remaining Steelcase notes which were not exchanged approximate $99 million of aggregate principal amount. The non-exchanged notes continue to be classified as unsecured credit obligations of Steelcase, as a subsidiary of the Corporation, and continue to accrue interest at the rate of 5.125% per annum and have a scheduled maturity of January 18, 2029. The new public notes issued by the Corporation otherwise have identical terms and conditions, including interest payment dates and optional redemption prices, as the non-exchanged Steelcase notes.

At the acquisition date, the Corporation adjusted the public notes acquired to fair value recognizing a market discount. Additionally, the Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of the fair value adjustment and issuances costs related to the Public Notes, which are classified as a reduction of long-term debt, are being amortized over the term of Public Notes. The Public Notes deferred debt issuance costs and discount do not reduce the amount owed by the Corporation under the Public Notes. As of January 3, 2026, the Public Notes deferred debt issuance costs and discount balance of $13.2 million is reflected as a reduction to outstanding liabilities in "Long-Term Debt" in the Consolidated Balance Sheets.

Note 8. Income Taxes

The components for income before income taxes are as follows:

	2025	2024	2023
Domestic	$94.5	$180.1	$64.1
Foreign	(3.7)	(0.8)	0.7
Total income before income taxes	$90.8	$179.3	$64.8

Significant components of the provision for income taxes are as follows:

	2025	2024	2023
Current:
Federal	$(4.7)	$44.0	$11.6
State	4.3	7.2	4.1
Foreign	3.2	1.9	0.9
Current provision	2.8	53.1	16.6
Deferred:
Federal	30.1	(12.0)	(2.0)
State	3.0	(1.3)	1.1
Foreign	0.6	0.0	(0.1)
Deferred provision	33.7	(13.2)	(1.0)
Total
Federal	25.4	32.0	9.6
State	7.3	5.9	5.2
Foreign	3.8	1.9	0.8
Total income tax expense	$36.5	$39.8	$15.6

The differences between the actual tax expense and tax expense computed at the statutory United States federal tax rate, along with the corresponding percentage of income before income tax, are attributable to the following:

	2025		2024		2023
US federal statutory income tax rate	$19.1	21.0%	$37.7	21.0%	$13.6	21.0%
Domestic federal
Tax credits
Research and development tax credits	(5.0)	(5.5)%	(6.5)	(3.6)%	(6.3)	(9.7)%
Foreign tax credits	(2.0)	(2.2)%	—	—%	—	—%
Other tax credits	(1.0)	(1.2)%	(0.1)	(0.1)%	(0.2)	(0.3)%
Nontaxable and nondeductible items
Equity based compensation	(1.5)	(1.6)%	0.3	0.2%	0.4	0.6%
Executive compensation limitations	3.1	3.4%	3.0	1.7%	1.7	2.6%
Acquisition Costs	2.6	2.9%	—	—%	1.8	2.7%
Excess parachute payments	11.2	12.3%	—	—%	—	—%
Other	0.1	0.1%	(0.4)	(0.2)%	0.0	0.0%
Cross-border tax laws	0.0	0.0%	(0.3)	(0.2)%	(0.2)	(0.3)%
Domestic state and local income taxes, net of federal effect (1)	5.8	6.4%	4.3	2.4%	3.9	6.0%
Foreign tax effects
Mexico	1.7	1.9%	1.5	0.8%	0.7	1.0%
Other	2.5	2.7%	0.1	0.1%	0.0	0.0%
Worldwide changes in unrecognized tax benefits	(0.1)	(0.1)%	0.3	0.1%	0.1	0.2%
Total income tax expense	$36.5	40.2%	$39.8	22.2%	$15.6	24.1%
(1):The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Iowa, Illinois, Maryland, Minnesota, Pennsylvania and Texas for 2025; California, Illinois, Maryland, New Jersey, Pennsylvania, Texas and Wisconsin for 2024; California, Illinois, Maryland, New Jersey, Pennsylvania and Texas for 2023

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The amount of cash taxes paid by or refunded to the Corporation are as follows:

	2025	2024	2023
US federal	$17.1	$40.0	$14.3
US state and local	4.3	4.6	10.0
Foreign
Malaysia	(1.2)	*	*
Mexico	1.9	*	*
Other	1.7	1.9	0.8
Income taxes, net of amounts refunded	$23.8	$46.5	$25.0
*Cash taxes paid during the year in these jurisdictions are not disaggregated as they were less than 5%.

Significant components of the Corporation’s deferred tax liabilities and assets are as follows:

	January 3, 2026	December 28, 2024
Deferred Taxes
Reserves and allowances	$5.1	$0.8
Compensation	46.0	11.1
Stock-based compensation	16.6	5.6
Accrued employee benefit plan	14.2	4.1
Warranty accrual	10.6	4.6
Tax loss and tax credit carryforwards	90.7	9.6
Lease liability	75.9	37.1
Research and development capitalization	17.4	43.0
Other - net	16.5	2.8
Total deferred tax assets	$293.0	$118.8
Deferred income	(4.7)	(5.2)
Inventory adjustments	(0.9)	(4.7)
Goodwill and other intangible assets	(182.9)	(64.6)
Prepaid expenses	(12.3)	(8.1)
Right of use asset	(72.3)	(33.2)
Tax over book depreciation	(143.9)	(65.7)
Total deferred tax liabilities	$(417.1)	$(181.5)
Valuation allowance	(19.1)	(7.9)
Total net deferred tax liabilities	$(143.2)	$(70.6)

Long-term net deferred tax assets	37.7	1.1
Long-term net deferred tax liabilities	(180.9)	(71.6)
Total net deferred tax liabilities	$(143.2)	$(70.6)

The valuation allowance, which primarily relates to acquired deferred tax assets, is as follows:

	Balance at beginning of period	Expenses (benefits)	Impact of business combination	Balance at end of period
Year ended January 3, 2026	$7.9	$(2.3)	$13.6	$19.1
Year ended December 28, 2024	$9.8	$0.3	$(2.2)	$7.9
Year ended December 30, 2023	$4.2	$(0.9)	$6.5	$9.8

The current year net increase in the valuation allowance of $11.3 million primarily relates to the acquisition of Steelcase foreign tax losses and credits. The prior year net decrease in the valuation allowance of $1.9 million primarily relates to the adjustment to the amount of Kimball International, Inc capital loss carryforward.

As of January 3, 2026, the Corporation had $33.4 million, $3.7 million and $32.2 million of federal, state, and foreign net operating losses, respectively. The Corporation also had $15.2 million, $3.5 million and $2.0 million of federal, state, and foreign tax credit carryforwards, respectively. Additional carryforwards for capital losses and other U.S. tax items totaled $2.0 million. These tax carryforwards expire over the next twenty years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024
Balance at beginning of period	$3.3	$3.0
New positions taken in a current period	0.6	0.9
Impact of business combinations	4.1	—
Decrease due to lapse of statute of limitations	(0.6)	(0.6)
Balance at end of period	$7.4	$3.3

These increases or decreases in the unrecognized tax benefits would be due to new positions that may be taken on income tax returns, settlement of tax positions, and the closing of statutes of limitation. It is not expected any of the changes will be material individually, or in total, to the results or financial position of the Corporation.

The Corporation recognizes interest related to unrecognized tax benefits in interest expense, and penalties in operating expenses, consistent with the recognition of these items in prior reporting periods. The expenses and liabilities recorded for interest and penalties as of and for the years ended January 3, 2026 and December 28, 2024 are immaterial.

Tax years 2022 through 2024 remain open for examination by the Internal Revenue Service. Tax years 2021 through 2024 remain open for examination in various state and foreign jurisdictions, respectively. The Corporation is currently under federal examination for tax year 2023 and a state examination for open tax years but does not expect any adjustments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, including permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and restoration of favorable tax treatment for certain business provisions. These changes include allowing accelerated tax deductions for qualified business property and immediate expensing of research and development expenditures. The legislation has multiple effective dates, with some provisions effective in 2025 and other provisions scheduled to become effective on various dates through 2027. For 2025, the Corporation plans to elect the accelerated tax deductions for qualified business property and expensing of research and development expenditures which are expected to decrease cash payments for U.S. federal income taxes. The Corporation has evaluated the impact of the OBBBA on deferred tax assets and liabilities, including adjustments to valuation allowances, and has reflected these effects in the consolidated financial statements for 2025.

Note 9. Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, put option liabilities, and auction rate securities. The marketable securities are comprised of money market funds, government securities, corporate bonds, and mutual funds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1. Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put option liabilities and auction rate securities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility. The activity for assets and liabilities measured at estimated fair value using Level 3 during 2025 and 2024 is immaterial.

In connection with the Steelcase acquisition in December 2025, the Corporation acquired Steelcase's auction rate security and foreign exchange forward contracts. See "Note 4. Acquisitions and Divestitures" for more information on the acquisition of Steelcase and "Note 2. Summary of Significant Accounting Policies" for more information on auction rate securities and foreign exchange forward contracts.

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of January 3, 2026
Cash and cash equivalents (including money market funds) (1)	$209.2	$209.2	$—	$—
Restricted Cash (3)	$8.8	$8.8	$—	$—
Mutual funds (3)	$11.7	$11.7	$—	$—
Government securities (3)	$7.0	$—	$7.0	$—
Corporate bonds (3)	$6.5	$—	$6.5	$—
Foreign exchange forward contracts - assets (2)	$2.2	$—	$2.2	$—
Auction Rate Security (3)	$2.7	$—	$—	$2.7
Interest rate swap derivative - liability (4)	$(2.0)	$—	$(2.0)	$—
Foreign exchange forward contracts - liabilities (4)	$(0.4)	$—	$(0.4)	$—
Put option liability (5)	$(5.6)	$—	$—	$(5.6)

Balance as of December 28, 2024
Cash and cash equivalents (including money market funds) (1)	$20.2	$20.2	$—	$—
Restricted Cash (3)	$2.4	$2.4	$—	$—
Mutual funds (3)	$11.6	$11.6	$—	$—
Government securities (3)	$6.1	$—	$6.1	$—
Corporate bonds (3)	$7.8	$—	$7.8	$—
Interest rate swap derivative - liability (4)	$(1.5)	$—	$(1.5)	$—
Put option liability (5)	$(5.9)	$—	$—	$(5.9)
Amounts in parentheses indicate liabilities.

The index below indicates the line item in the Consolidated Balance Sheets where the financial instruments are reported:

(1) "Cash and cash equivalents"
(2) "Prepaid expenses and other current assets"
(3) Current portion - "Short-term investments"; Long-term portion - "Other Assets"
(4) Current portion - "Accounts payable and accrued expenses"; Long-term portion - "Other Long-Term Liabilities"
(5) "Other Long-Term Liabilities"

Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(6.4)	$(0.6)	$(1.1)	$0.1	$(8.0)
Other comprehensive income (loss) before reclassifications	(0.2)	0.3	(0.2)	(3.4)	(3.5)
Tax (expense) or benefit	—	(0.1)	0.1	0.8	0.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.1	0.1	(0.2)	0.0
Balance as of December 30, 2023	$(6.5)	$(0.3)	$(1.2)	$(2.7)	$(10.6)
Other comprehensive income (loss) before reclassifications	(0.4)	0.1	1.3	2.5	3.5
Tax (expense) or benefit	—	(0.0)	(0.3)	(0.6)	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.0	0.1	(0.4)	(0.2)
Balance as of December 28, 2024	$(6.9)	$(0.1)	$(0.1)	$(1.1)	$(8.3)
Other comprehensive income (loss) before reclassifications	2.5	0.3	1.6	(1.0)	3.5
Tax (expense) or benefit	—	(0.1)	(0.5)	0.2	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6.0	(0.0)	2.2	0.4	8.6
Balance as of January 3, 2026	$1.6	$0.1	$3.3	$(1.5)	$3.5
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives one-month SOFR on a $100 million notional value expiring June 14, 2027. As of January 3, 2026, the fair value of the Corporation’s interest rate swap liability was $2.0 million. See "Note 9. Fair Value Measurements of Financial Instruments" for additional information. The unrecognized change in value of the interest rate swap is reported net of tax as $1.5 million in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	2025	2024	2023
Derivative financial instruments
Interest rate swap	Interest expense, net	$(0.5)	$0.5	$0.2
	Income tax expense	0.1	(0.1)	(0.1)
Unrealized gains (losses) on debt securities
Gain (loss) on sale of debt securities	Selling and administrative expenses	0.0	(0.1)	(0.1)
	Income tax expense	(0.0)	0.0	0.0
Pension and post-retirement liabilities
Settlement and Amortization of loss	Selling and administrative expenses	(3.0)	(0.1)	(0.1)
	Income tax expense	0.8	0.0	0.0
Foreign currency translation
HNI India divestiture	Restructuring, impairment, and loss on divestiture	(6.0)	—	—
	Net of tax	$(8.6)	$0.2	$(0.0)
Amounts in parentheses indicate reductions to profit.

In 2025, in connection with its sale of HNI India in April 2025, the Corporation recognized a loss of $6.0 million in the year-to-date period related to the accumulated foreign exchange on the balance sheet. For further information on the divestiture of HNI India, see "Note 4. Acquisitions and Divestitures."

In the second quarter of 2025, the Corporation entered into an irrevocable non-participating group annuity contract with a third-party insurer to transfer a portion of the obligation and future payments related to a previously frozen pension plan. In connection with the settlement, the Corporation recognized $2.9 million as expense on the Consolidated Statements of Comprehensive Income with respect to the related portion of the accumulated other comprehensive loss associated with the pension plan.

Director Plan

In May 2017, the Corporation authorized 0.3 million shares of its common stock under its 2017 Equity Plan for Non-Employee Directors of HNI Corporation (the "2017 Director Plan"). The 2017 Director Plan permits the Corporation to issue to its non-employee directors options to purchase shares of Corporation common stock, restricted stock, or restricted stock units of the Corporation, and awards of Corporation common stock. The 2017 Director Plan also permits non-employee directors to elect to receive all or a portion of their annual retainers and other compensation in the form of shares of common stock. Shares of common stock issued under the Director Plan in 2025, 2024, and 2023, were 26 thousand, 27 thousand, and 43 thousand, respectively.

Dividends
The Corporation declared and paid cash dividends per common share as follows:

	2025	2024	2023
Dividends per common shares	$1.35	$1.31	$1.28

Members’ Stock Purchase Plan

During 2017, shareholders approved the HNI Corporation Members’ Stock Purchase Plan (the "2017 MSPP"). Under the 2017 MSPP, 0.8 million shares of common stock were authorized for issuance to participating members. Under the 2017 MSPP, rights to purchase stock are granted on a quarterly basis to all participating members who customarily work 20 hours or more per week and for five months or more in any calendar year. The price of the stock purchased under the MSPP is 85 percent of the closing price of the common stock as reported on the New York Stock Exchange on the exercise date. No member may purchase stock under the MSPP in an amount which exceeds a maximum fair value of $25,000 in any calendar year. Shares of common stock issued under the MSPP in 2025, 2024, and 2023, were 49 thousand, 39 thousand, and 77 thousand, respectively. The following table provides the average price per share issued under the MSPP:

	2025	2024	2023
Average price per share	$40.55	$40.11	$27.15

As of January 3, 2026, 0.2 million shares were available for issuance under the 2017 MSPP.

Change in Control

The Corporation has entered into change in control employment agreements with certain officers. According to the agreements, a change in control occurs when a third person or entity becomes the beneficial owner of 20 percent or more of the Corporation’s common stock, when more than one-third of the Board of Directors is composed of persons not recommended by at least three-fourths of the incumbent Board of Directors, upon certain business combinations involving the Corporation, or upon approval by the Corporation’s shareholders of a complete liquidation or dissolution of the Corporation. Upon a change in control, a key member is deemed to have a two-year employment agreement with the Corporation, and all of his or her benefits vest under the Corporation’s compensation plans. If, at any time within two years of the change in control, his or her employment is terminated by the Corporation for any reason other than cause or disability, or by the key member for good reason, as such terms are defined in the agreement, then the key member is entitled to receive, among other benefits, a severance payment equal to two times (three times for the Corporation’s Chairman, President, and Chief Executive Officer) annual salary and the average of the prior two years’ bonuses.

Stock Repurchase

The par value method of accounting is used for common stock repurchases. The following table summarizes shares repurchased and settled by the Corporation:

	2025	2024	2023
Shares repurchased	1.8	1.3	0.0
Average price per share	$45.95	$50.86	$41.98

Cash purchase price	$(83.3)	$(66.0)	$(0.4)
Purchases unsettled as of year end	—	0.2	0.1
Prior year purchases settled in current year	(0.2)	(0.1)	—
Shares repurchased per cash flow	$(83.6)	$(65.8)	$(0.3)

As of January 3, 2026, approximately $84.3 million of the current repurchase authorization remained available for future repurchases.

Note 11. Stock-Based Compensation

Under the Corporation’s 2021 Stock-Based Compensation Plan (the "2021 Plan"), the Corporation may award options to purchase shares of the Corporation’s common stock and grant other stock awards to key personnel. Upon shareholder approval of the 2021 Plan in May 2021, no additional awards were granted under the Corporation’s 2017 Stock-Based Compensation Plan (the "2017 Plan"), but all outstanding awards previously granted under the 2017 Plan remain outstanding in accordance with their terms. During the second quarter of 2023, the Corporation assumed the Kimball International, Inc. Stock Incentive Plan and its remaining share pool. The plan was renamed the "HNI Corporation Stock Incentive Plan for Legacy Kimball Employees" (the "2023 Kimball International Legacy Plan"). Under this plan the Corporation may grant equity compensation awards using the plan’s share pool. At inception, there were approximately 1.1 million shares of the Corporation’s stock available for issuance under this plan. During the fourth quarter of 2025, the Corporation assumed the Steelcase Inc. Incentive Compensation Plan and its remaining share pool. The plan was renamed the "HNI Corporation Stock Incentive Plan for Legacy Steelcase Employees" (the "2025 Steelcase Inc Legacy Plan"). Under this plan the Corporation may grant stock-based compensation using the plan's share pool. At inception, there were approximately 2.4 million shares of the Corporation's stock available for issuance under this plan.

As of January 3, 2026, there was a total of approximately 5.2 million shares available for future issuance under the 2021 Plan, the 2017 Plan, the 2023 Kimball International Legacy Plan, and the 2025 Steelcase Inc Legacy Plan (collectively, the "Plans"). The Plans are administered by the Human Resources and Compensation Committee of the Board of Directors. Forms of awards issued under the Plans include stock options, restricted stock units based on a service condition ("RSUs"), and restricted stock units based on both financial performance and service conditions ("PSUs"). The Corporation uses common shares held in treasury to satisfy share option exercises and distributions of shares related to vested RSUs and PSUs.

RSUs generally vest ratably over three years with the exception of RSUs awards under the 2023 Kimball International Legacy Plan and the 2025 Steelcase Inc Legacy Plan, which cliff-vest three years after the original award date. PSUs were awarded starting in 2020, and generally vest at the end of a three-year period, subject to a performance metric based on the Corporation’s cumulative profitability during the period. PSUs and RSUs awarded starting in 2020 generally accrue cash dividends during the vesting periods, with payment made when earned shares are distributed to participants. Awards under the 2023 Kimball International Legacy Plan accrue share dividends during the vesting period, awarded upon vesting. Awards under the 2025 Steelcase Inc. Incentive Compensation Plan accrue and pay dividends quarterly in cash. Stock options awarded to members must be at exercise prices equal to or exceeding the fair market value of the Corporation’s common stock on the date of grant. Stock options are generally subject to four-year cliff vesting and must be exercised within 10 years from the date of grant.

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

Compensation cost charged against operations for the Plans and the 2017 MSPP described in "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" was as follows:

	2025	2024	2023
Compensation cost (1)	$24.7	$17.4	$16.5
(1) Current year compensation costs includes $7.3 million of expense associated with the Steelcase acquisition.

The total income tax benefit recognized in the Consolidated Statements of Comprehensive Income for share-based compensation arrangements was as follows:

	2025	2024	2023
Income tax benefit	$6.3	$4.1	$4.2

RSUs

The following table summarizes the changes in RSUs (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	535	$38.79
Granted	246	31.44
Assumed	228	*
Vested	(259)	34.71
Forfeited	(39)	35.05
Nonvested as of December 30, 2023	713	$33.99
Granted	191	43.82
Vested	(419)	35.32
Forfeited	(28)	32.58
Nonvested as of December 28, 2024	456	$36.85
Granted	230	46.40
Assumed	1,509	*
Vested	(654)	38.54
Forfeited	(17)	40.49
Nonvested as of January 3, 2026	1,525	$40.82

* RSUs assumed in 2023 in the above table are replacement awards issued to Kimball International employees in June 2023, and have no weighted-average grant date fair value because they were granted prior to the Corporation’s acquisition of Kimball International. The total fair value of RSUs assumed at acquisition date is $6.1 million, with approximately 48 percent of the fair value attributed to service provided by Kimball International employees prior to the acquisition by the Corporation and thus is accounted for as purchase consideration.

*RSUs assumed in 2025 in the above table are replacement awards issued to Steelcase Inc. employees in December 2025, and have no weighted-average grant date fair value because they were granted prior to the Corporation's acquisition of Steelcase Inc. The total fair value of RSUs assumed at acquisition date that was classified in equity is $60.7 million, with approximately 76 percent of the fair value attributed to service provided by Steelcase Inc. employees prior to the acquisition by the Corporation and thus is accounted for as purchase consideration.

See "Note 4. Acquisitions and Divestitures" for further information.

As of January 3, 2026, there was $12.1 million of unrecognized compensation cost related to RSUs, which the Corporation expects to recognize over a weighted-average period of 1.3 years. The total value of shares vested was as follows:

	2025	2024	2023
Value of shares vested	$25.1	$14.8	$9.0

The increase in value of shares vested in the current year was driven by converted Steelcase RSUs.

PSUs

The following table summarizes the changes in PSUs (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	428	$39.29
Granted	200	31.50
Expired	(142)	37.60
Forfeited	(32)	38.38
Nonvested as of December 30, 2023	455	$36.45
Granted	170	42.73
Expired	(49)	36.99
Vested	(90)	36.99
Forfeited	(17)	38.46
Nonvested as of December 28, 2024	469	$38.50
Granted	150	48.19
Expired	(40)	43.78
Vested	(78)	43.77
Forfeited	(26)	39.17
Nonvested as of January 3, 2026	475	$40.21

As of January 3, 2026, there was $6.6 million of unrecognized compensation cost related to PSUs, which the Corporation expects to recognize over a weighted-average period of 0.9 years. A portion of PSUs granted in 2022 vested in 2025, with the remaining portion expiring, based on the Corporation's partial achievement of the cumulative profitability target of the relevant three-year performance period.

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

There were no stock options granted in any periods presented below.

The following table summarizes the changes in outstanding stock options (shares in thousands, per share amounts in dollars):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	2,119	$41.86
Exercised	(225)	36.06
Forfeited or Expired	(32)	35.75
Outstanding as of December 30, 2023	1,862	$42.67
Exercised	(1,115)	44.31
Outstanding as of December 28, 2024	747	$40.22
Exercised	(42)	38.11
Canceled	(2)	$51.54
Outstanding as of January 3, 2026	703	$40.32

There were no nonvested stock options as of January 3, 2026, December 28, 2024, or December 30, 2023, and no activity related to nonvested options during the current year. Additionally, as of January 3, 2026, there was no unrecognized compensation cost related to stock option awards.

Information about stock options currently exercisable is as follows (shares in thousands, per share amounts in dollars):

	January 3, 2026
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Exercisable Period (years)	Aggregate Intrinsic Value
Exercisable	703	$40.32	2.5	$2.0

Other information for the last three years is as follows:

	2025	2024	2023
Total fair value of options vested	$—	$—	$4.6
Total intrinsic value of options exercised	$0.5	$7.2	$0.8
Cash received from exercise of stock options	$1.6	$49.4	$8.1
Tax benefit realized from exercise of stock options	$0.1	$1.7	$0.2

The decrease in stock option exercise activity during the current year was attributable to a reduced average market price per share of the Corporation's common stock in 2025.

Note 12. Employee Benefit Plan Obligations

HNI Legacy - Defined Contribution Retirement Plans

The Corporation has defined contribution retirement plans covering substantially all its HNI Legacy members. The Corporation’s contribution to the plans is based on member eligible earnings and/or member contributions. A portion of the contribution is also based on results of operations, and a portion is contributed in the form of common stock of the Corporation. Cash contributions by the Corporation are primarily made in each payroll period, concurrent with member contributions. Stock contributions to member retirement plans are typically made in the following year.

The following table includes the Corporation’s contributions related to each annual period:

	2025	2024	2023
Stock contribution	$3.7	$3.9	$3.9
Cash contribution	25.6	27.0	25.9
Total annual contribution	$29.3	$30.9	$29.8

HNI Legacy - Deferred Compensation

The Corporation maintains a salary deferral program within its legacy business which allows certain employees and non-employee directors to defer a portion of their compensation. The Corporation also maintains a SERP, acquired as part of the 2023 Kimball International acquisition, which allows certain employees to engage in self-directed investments. The liabilities associated with the SERP represent the Corporation's obligation to distribute those funds. The following table details the Corporation's associated obligations.

	January 3, 2026	December 28, 2024
HNI Legacy - Deferred compensation plan (1)	$4.2	$3.3
Kimball International Legacy SERP (2)	$11.7	$11.6
(1) The current portion and long-term portions are reported in "Current maturities of other long-term obligations" and "Other Long-Term Liabilities" on the Consolidated Balance Sheets, respectively.
(2) The current portion and long-term portions are reported in "Accounts payable and accrued expenses" and "Other Long-Term Liabilities" on the Consolidated Balance Sheets, respectively. Associated investments are held as mutual funds and are reported in "Short-term investments" and "Other Assets."

HNI Legacy - Ongoing Post Employment Benefits

The Corporation offers a fixed subsidy to certain retirees who choose to participate in a third-party insurance plan selected by the Corporation. Guidance on accounting by employers for other post-retirement plans requires recognition of the overfunded or underfunded status on the balance sheet. Under this guidance, gains and losses, prior service costs and credits, and any remaining transition amounts under previous guidance not yet recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Corporation’s fiscal year-end.

The following table sets forth the activity and reporting location of the benefit obligation and plan assets:

	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$16.6	$17.5
Service cost	0.3	0.3
Interest cost	0.9	0.8
Benefits paid	(1.2)	(1.0)
Actuarial (gain) loss	(1.2)	(1.2)
Benefit obligation at end of year	$15.3	$16.6
Change in plan assets
Fair value at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	1.2	1.0
Transferred out	—	—
Benefits paid	(1.2)	(1.0)
Fair value at end of year	$—	$—
Funded Status of Plan	$(15.3)	$(16.6)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities - "Current maturities of other long-term obligations"	$1.1	$1.1
Non-current liabilities - "Other Long-Term Liabilities"	$14.2	$15.4

Change in Accumulated Other Comprehensive Income (before tax):
Net (gain) loss at beginning of year	$(3.5)	$(2.5)
Actuarial (gain) loss	(1.2)	(1.2)
Amortization of actuarial gain (loss)	0.2	0.1
Net (gain) loss at end of year	$(4.6)	$(3.5)

Estimated future benefit payments are as follows:

Fiscal 2026	$1.1
Fiscal 2027	$1.1
Fiscal 2028	$1.1
Fiscal 2029	$1.1
Fiscal 2030	$1.1
Fiscal 2031 - 2035	$5.5

Expected contributions are as follows:

Fiscal 2026	$1.1

The discount rate is set at the measurement date to reflect the yield of a portfolio of high quality, fixed income debt instruments. The discount rate used was as follows:

	2025	2024	2023
Discount rate	5.4%	5.6%	5.0%

Steelcase Legacy - Employee Benefit Plan Obligations

The Corporation's Legacy Steelcase employee retirement benefit plan obligations are as follows:

January 3, 2026
Defined contribution retirement plans	$29.9
Post-retirement medical benefits	24.5
Defined benefit pension plans	38.0
Deferred compensation plans and agreements	54.1
$146.5

Employee benefit plan obligations
Current portion	$65.0
Long-term portion	81.5
$146.5

Steelcase Legacy - Defined Contribution Retirement Plans

Substantially all of Steelcase's U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions, including discretionary profit sharing and 401(k) matching contributions, and employee 401(k) contributions fund the Retirement Plan. All contributions are made to a trust which is held for the sole benefit of participants.

Total expense under all defined contribution retirement plans was $2.0 million for December 10, 2025 through January 3, 2026. The Corporation expects to fund approximately $42.4 million related to defined contribution plans in 2026, including funding related to the 2025 discretionary profit sharing contributions.

Steelcase Legacy - Post-Retirement Medical Benefits

The Corporation maintains post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. The plans were frozen to new participants in 2003. Cost of the post-retirement benefits are accrued during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded. Investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See "Note 18. Company-Owned Life Insurance" for additional information.

Steelcase Legacy - Defined Benefit Pension Plans

The Corporation's defined benefit pension plans include various qualified foreign retirement plans as well as domestic non-qualified supplemental retirement plans that are limited to a select group of management. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan, which is unfunded, was frozen to new participants in 2016, and the benefits were capped for existing participants.

The funded status of the Corporation's legacy Steelcase defined benefit pension plans (excluding investments in COLI policies) is as follows:

	January 3, 2026
	Qualified Plans - Foreign	Non-qualified Supplemental Retirement Plans
Plan Assets	$—	$—
Projected benefit plan obligations	10.3	19.3
Funded status	$(10.3)	$(19.3)

Current liability	$(0.4)	$(6.4)
Long-term liability	(10.0)	(12.9)
Total benefit plan obligations	$(10.4)	$(19.3)

Accumulated benefit obligation	$4.9	$19.3

The following table sets forth the activity and reporting location of the Legacy Steelcase benefit obligation and plan assets:

	Defined Benefit Pension Plans	Post-Retirement Plans
	2025	2025
Change in plan assets
Fair value as of December 10, 2025	$—	$—
Actual return on assets	—	—
Employer contribution	0.0	0.2
Plan participants’ contributions	—	0.1
Benefits paid	(0.0)	(0.2)
Fair value at end of year	$—	$—

Change in benefit obligation
Benefit obligation as of December 10, 2025	$28.6	$24.6
Service cost	0.0	0.0
Interest cost	0.1	0.1
Net actuarial (gain) loss (1)	0.1	—
Plan participants’ contributions	—	0.1
Currency Changes	0.1	0.0
Special termination benefits	0.8	—
Benefits paid	(0.0)	(0.2)
Benefit plan obligations, end of year	29.6	24.5
Funded Status	$(29.6)	$(24.5)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities - "Current maturities of other long-term obligations"	(6.8)	(2.6)
Non-current liabilities - "Other Long-Term Liabilities"	(22.8)	(22.0)
(1)The net actuarial loss (gain) was recognized in Accumulated Other Comprehensive Income (Loss) before tax in 2025.

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Pension Plans	Post-Retirement Plans
	2025	2025
Discount rate	4.3%	5.1%
Rate of salary progression	1.0%

The assumed healthcare cost trend for the Corporation's Legacy Steelcase plan was 6.75% for pre-age 65 retirees as of January 3, 2026, gradually declining to 4.50% after seven years. Post-age 65 trend rates are not applicable as the plan provides a fixed subsidy for post-age 65 benefits.

The Corporation expects to contribute approximately $6.8 million to the Legacy Steelcase pension plans and fund approximately $2.6 million related to post-retirement plans in 2026. The estimated future benefit payments under Legacy Steelcase pension and post-retirement plans are as follows:

	Pension Plans	Post-Retirement Plans
Fiscal 2026	$6.8	$2.6
Fiscal 2027	$2.6	$2.5
Fiscal 2028	$2.6	$2.5
Fiscal 2029	$2.6	$2.3
Fiscal 2030	$2.8	$2.2
Fiscal 2031 - 2035	$10.5	$9.7

Cash payments during 2025 for Legacy Steelcase defined contribution plans were $0.7 million.

The measurement dates for the Corporation's Legacy Steelcase retiree benefit plans are consistent with the Corporation's fiscal year end. Accordingly, discount rates are selected to measure benefit obligations that are consistent with market indices at the end of each year.

Steelcase Legacy - Multi-Employer Pension Plan

Prior to the Steelcase acquisition in December 2025, one subsidiary, SC Transport Inc., previously contributed to the Central States, Southeast and Southwest Areas Pension Fund (the "Fund"), a multi-employer pension plan, based on obligations arising under a collective bargaining agreement that covered SC Transport Inc. employees and retirees. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules.

In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years constituted an adverse selection practice under the Fund and, if not remedied, would result in an assessment of a withdrawal liability. As a result of the Fund's assertion, SC Transport Inc. recorded an $11.2 million charge related to its estimated future obligations under a withdrawal from the Fund to be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%. The balance of the liability as of January 3, 2026 was $8.4 million.

Steelcase Legacy - Deferred Compensation Programs

The Corporation maintains four Legacy Steelcase deferred compensation programs. The first deferred compensation program is closed to new entrants. In this program, certain employees elected to defer a portion of their compensation in return for a fixed benefit to be paid in installments beginning when the participant reaches age 70. Under the second plan, certain employees may elect to defer a portion of their compensation. The third plan is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan but are precluded as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). A fourth plan, which was terminated as of the date of the Steelcase acquisition, allowed pre-acquisition, non-employee directors to elect to defer all or a portion of their board retainer and committee fees. The deferred amounts in the last three plans earn a return based on the investment option selected. These deferred compensation obligations are unfunded.

Deferred compensation expense (gain), which represents annual participant earnings on amounts that have been deferred, and expense (gains) related to restoration retirement benefits, were $0.5 million for 2025.

Note 13. Leases

The Corporation leases certain showrooms, office space, manufacturing facilities, distribution centers, retail stores, and equipment and determines if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. As of January 3, 2026, approximately 92 percent of the value of the Corporation’s leased assets is for real estate. The remaining 8 percent of the value of the Corporation’s leased assets is for equipment.

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

Many of the Corporation’s real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts or indices. While not significant, certain equipment leases have variable lease payments based on machine hours and certain real estate leases have rate changes based on the Consumer Price Index. The Corporation’s lease agreements do not contain any material residual value guarantees.

The Corporation has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

On occasion, the Corporation rents or subleases certain real estate to third parties. This sublease portfolio consists mainly of operating leases for office furniture showrooms and is not significant.

Lease costs included in the Consolidated Statements of Comprehensive Income consisted of the following:

	Classification	2025	2024	2023
Operating lease costs
Fixed	Cost of sales	$6.4	$6.3	$5.4
	Selling and administrative expenses	27.9	25.2	24.3
Short-term / variable	Cost of sales	1.4	1.5	1.4
	Selling and administrative expenses	1.7	1.6	1.7
Finance lease costs
Amortization	Cost of sales	1.5	1.3	1.4
	Selling and administrative, and interest expense	5.3	4.2	3.1
Less: Sublease income
	Cost of sales	(0.0)	(0.0)	(0.0)
	Selling and administrative expenses	(1.0)	(1.0)	(0.5)
Total lease costs		$43.1	$39.0	$37.0

Maturity of lease liabilities as of January 3, 2026 is as follows:

	Operating Leases	Finance Leases	Total
2026	$85.1	$4.7	$89.9
2027	69.4	3.4	72.8
2028	50.2	2.7	52.9
2029	41.4	1.5	42.9
2030	30.9	0.2	31.1
Thereafter	73.4	—	73.4
Total lease payments	350.4	12.6	363.0
Less: Interest	(61.4)	(1.1)	(62.6)
Present value of lease liabilities	$289.0	$11.5	$300.5

As of January 3, 2026, there were $0.3 million and $1.2 million of legally binding minimum lease payments for operating leases and finance leases, respectively, that were signed but not yet commenced and thus excluded from lease liabilities. Additionally, there were no operating or finance lease options to extend lease terms that were reasonably certain of being exercised as of current fiscal year end. The increase in lease assets in the current year was driven by the acquisition of Steelcase as described in "Note 4. Acquisitions and Divestitures." Leases included in the Steelcase acquisition are recorded at their preliminary value and are subject to change, which may be material.

The following table summarizes the weighted-average discount rates and weighted-average remaining lease terms for operating and finance leases as of January 3, 2026:

	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term (years)
Operating leases	6.1%	5.6
Finance leases	5.9%	3.2

The following table summarizes cash paid for amounts included in the measurements of lease liabilities and the leased assets obtained in exchange for new operating and finance lease liabilities:

	2025	2024	2023
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating / finance leases	$36.1	$31.9	$29.7
Financing cash flows from finance leases	$6.0	$4.8	$4.2
Leased assets obtained in exchange for new operating / finance lease liabilities	$185.2	$38.3	$62.3

Of the $185.2 million new lease assets, $170.3 million were acquired as part of the Steelcase acquisition on December 10, 2025.

Note 14. Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $45 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers' acceptances to guarantee certain payments to overseas suppliers. As of January 3, 2026, there was $7 million outstanding related to these types of guarantees. The letters of credit, bonds, and banker’s acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees are less than five years in length and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $7 million as of January 3, 2026. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

Note 15. Reportable Segment Information

Management views the Corporation as two reportable segments based on industry: Workplace Furnishings and Residential Building Products. On December 10, 2025, the Corporation completed its acquisition of Steelcase, as such, Steelcase will be included in the Workplace Furnishings segment.

The Workplace Furnishings segment designs, manufactures, and markets a broad line of commercial office furniture which includes panel-based and freestanding furniture systems, seating, storage, benching, tables, architectural products, social collaborative items, ancillary products, and hospitality products. The Residential Building Products segment manufactures and markets a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories.

For purposes of segment reporting, intercompany sales between segments are immaterial, and operating profit is income before income taxes exclusive of certain unallocated corporate expenses. These unallocated general corporate expenses include the net costs of the Corporation’s corporate operations. Management views interest income and expense as corporate financing costs and not as a reportable segment cost. In addition, management applies an effective income tax rate to its consolidated income before income taxes so income taxes are not reported or viewed internally on a segment basis. Identifiable assets by segment are those assets applicable to the respective industry segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, long-term investments, IT infrastructure, and corporate office real estate and related equipment.

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

Reportable segment data reconciled to the Corporation’s consolidated financial statements was as follows:

	2025	2024	2023
Net Sales:
Workplace Furnishings	$2,164.1	$1,888.0	$1,740.3
Residential Building Products	674.9	638.4	693.7
Total	$2,839.0	$2,526.4	$2,434.0
Cost of Sales:
Workplace Furnishings	$1,295.7	$1,140.6	$1,091.8
Residential Building Products	367.3	352.4	393.9
Total	$1,662.9	$1,493.0	$1,485.7
Selling and Administrative Expenses:
Workplace Furnishings	$667.8	$573.3	$524.8
Residential Building Products	185.5	174.0	183.2
General Corporate	83.7	73.4	64.0
Total	$937.0	$820.7	$772.0
Acquisition Costs:
Workplace Furnishings	$—	$—	$12.5
General Corporate	94.6	—	28.6
Total	$94.6	$—	$41.2
Restructuring, impairment, and loss on divestiture:
Workplace Furnishings	$17.6	$5.1	$42.5
Residential Building Products	0.4	1.1	—
General Corporate	0.6	—	2.3
Total	$18.5	$6.2	$44.8
Operating Income (Loss):
Workplace Furnishings	$183.0	$169.1	$68.6
Residential Building Products	121.8	110.8	116.6
General Corporate	(178.9)	(73.4)	(94.9)
Total	126.0	206.5	90.3
Interest Expense, Net:	35.6	27.2	25.5
Other Non-Operating Income, net:	0.4	—	—
Income Before Income Taxes:	$90.8	$179.3	$64.8

Depreciation and Amortization Expense:
Workplace Furnishings	$72.8	$73.5	$59.5
Residential Building Products	14.9	14.3	13.7
General Corporate	19.3	20.1	21.6
Total	$107.1	$107.8	$94.9
Capital Expenditures (including capitalized software):
Workplace Furnishings	$50.8	$36.2	$62.7
Residential Building Products	10.0	8.2	12.6
General Corporate	7.1	8.4	3.7
Total	$67.8	$52.9	$79.1
Identifiable Assets:
Workplace Furnishings	$3,887.4	$1,282.6	$1,311.4
Residential Building Products	440.6	465.8	467.1
General Corporate	557.0	126.7	150.3
Total	$4,885.0	$1,875.1	$1,928.8

No geographic information for revenues from external customers is disclosed since the Corporation's primary activities during the periods ended January 3, 2026, December 28, 2024, and December 30, 2023 were concentrated in the United States.

Reportable geographic information is as follows:

2025
Long-lived assets (1):
United States	$1,106.6
Foreign locations	316.3
Total	$1,423.0
(1) Long-lived assets include property, plant and equipment and right-of-use lease assets.

No country outside of the United States represented greater than 10% of the Corporation's long-lived assets as of January 3, 2026. No geographic information for long-lived assets for the years ended December 28, 2024 and December 30, 2023 is disclosed since the Corporation's primary investments during the periods were concentrated in the United States.

Note 16. Restructuring and Impairment

Restructuring, impairment, and loss on divestiture activity in the current year relate to the loss on divestiture of HNI India, described in "Note 4. Acquisitions and Divestitures," the impairment of intangible assets at a small Workplace Furnishings business, described in "Note 6. Goodwill and Other Intangible Assets," and continued manufacturing optimization initiatives across all segments, including production relocation at the Mexico plant and certain domestic plants. These projects are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs. Current-year cash restructuring costs were also incurred for employee benefits in connection with facility closures in Workplace Furnishings.

Restructuring recorded in 2024 and 2023 included goodwill and intangible asset impairments incurred at small Workplace Furnishings brands and manufacturing optimization initiatives, primarily in the Workplace Furnishings segment.

Restructuring and impairment charges were as follows:

	Classification	2025	2024	2023
Workplace Furnishings
Cost of sales
Inventory valuation	Cost of sales	$—	$—	$(0.3)
Facility set-up and consolidation costs	Cost of sales	2.5	5.0	1.2

Divestiture of HNI India	Restructuring, impairment, and loss on divestiture	6.1	—	—
Long-lived asset charges	Restructuring, impairment, and loss on divestiture	—	—	2.3
Exit costs	Restructuring, impairment, and loss on divestiture	3.8	5.1	9.2
Goodwill and intangible asset impairment	Restructuring, impairment, and loss on divestiture	7.7	—	31.0

Residential Building Products
Reorganization costs	Restructuring, impairment, and loss on divestiture	0.4	1.1	—

General Corporate
Divestiture of HNI India	Restructuring, impairment, and loss on divestiture	0.6	—	—
Exit costs	Restructuring, impairment, and loss on divestiture	—	—	0.8
Investment impairment	Restructuring, impairment, and loss on divestiture	—	—	1.5
Total		$21.1	$11.2	$45.7

As of January 3, 2026 and December 28, 2024, accrued restructuring expenses of $13.1 million and $3.3 million, respectively, were included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. Cash payments related to these charges in 2025, 2024, and 2023 totaled $8.7 million, $6.0 million, and $9.8 million respectively. Of the $13.1 million ending accrued restructuring expense, $12.8 million was from Steelcase, with related expense taken prior to the acquisition date.

On January 8, 2026, after the balance sheet date, the Corporation announced it will exit its Wayland, New York facility in 2027. Cash restructuring charges associated with this action are expected to total $7.1 million, while non-cash charges in the form of accelerated depreciation are expected to total $5.2 million.

Note 17. Supplier Finance Programs

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

In the table below, new invoices confirmed represent the invoices which have been confirmed by the Corporation to the financial institutions as valid for payment under the SCF programs, while confirmed invoices paid represent payments made to the financial institutions by the Corporation based on the original invoice terms. The balance at the end of the period represents invoices which have been confirmed as valid to the financial institutions under the terms of the SCF programs, but in which the Corporation has not yet made payment. The SCF programs payment obligations due by the Corporation to the financial institutions are recorded in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The Corporation’s payments to the financial institutions to settle obligations related to suppliers that elected to participate in the SCF programs are reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows.

	2025	2024
Balance at beginning of period	$31.2	$28.4
New invoices confirmed during the period	176.9	200.3
Confirmed invoices paid during the period	(182.0)	(197.5)
Balance at end of period	$26.1	$31.2

Note 18. Company-Owned Life Insurance

The Corporation's investments in COLI policies are recorded at their net cash surrender value. The investments were acquired as part of the December 10, 2025 acquisition of Steelcase so, as a consequence, income disclosed represents activity since that date. The valuation of the investment is preliminary and subject to change during the measurement period. See "Note 4. Acquisitions and Divestitures" for further information on the Steelcase acquisition.

The Corporation's investments in COLI are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The designation of its COLI investments as funding sources for its long-term benefit plan obligations does not result in these investments representing a committed funding source for these obligations. The Corporation may designate any portion of them to another purpose at any time.

The net returns in cash surrender value, normal insurance expenses and any maturity benefits related to the Corporation's investments in COLI policies ("COLI income") are recorded in Selling and administrative expenses in the Consolidated Statements of Comprehensive Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Selling and administrative expenses in the Consolidated Statements of Comprehensive Income. COLI income totaled $0.2 million in 2025.

The balances of our COLI investments as of January 3, 2026 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of January 3, 2026	Cash Surrender Value as of January 3, 2026	Borrowings Against as of January 3, 2026	Net Cash Surrender Value as of January 3, 2026

Whole life COLI policies	No Ability	A rate of return set periodically by the insurance companies	Not applicable	$102.3	$(55.9)	$46.4
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	60% fixed income; 40% equity	68.1	(44.0)	24.1
Total				$170.4	$(99.8)	$70.6

Note 19. Investments in Unconsolidated Affiliates

The Corporation occasionally enters into joint ventures and other equity investments to expand or maintain its geographic presence, support its distribution network, or invest in new business ventures, complementary products and services through dealer relationships and manufacturing joint ventures. The only current manufacturing joint venture is Steelcase Jeraisy Company Limited, which is located in the Kingdom of Saudi Arabia and is engaged in the manufacturing of wood and metal office furniture systems, seating, accessories and related products for the Kingdom.

The investments below were acquired as part of the December 10, 2025 acquisition of Steelcase so, as a consequence income disclosed below represents activity since that date. The valuation of these investments is preliminary and subject to change during the measurement period. See "Note 4. Acquisitions and Divestitures" for further information on the Steelcase acquisition.

The Corporation's investments in unconsolidated affiliates and related direct ownership interests are recorded in are summarized below:

	January 3, 2026
	Investment Balance	Ownership Interest
Equity method investments:
Dealer relationships	$38.4	25%-40%
Manufacturing joint venture	8.0	49%
	46.4
Cost method investments:
Dealer relationship	5.8	Less than 10%
Other	2.2	Less than 10%
	8.0
Total investments in unconsolidated affiliates	$54.4

The Corporation's equity in earnings of unconsolidated affiliates was $0.6 million in 2025 and is recorded in "Other non-operating income, net" in the Consolidated Statements of Income.

The following tables summarizes the combined accounts of our equity method investments in unconsolidated affiliates:

Balance Sheets	January 3, 2026
Total current assets	$251.6
Total non-current assets	98.3
Total assets	$349.9

Total current liabilities	$172.5
Total long-term liabilities	27.8
Total liabilities	$200.4

Statements of Income	2025
Revenue	$43.6
Gross profit	9.8
Income before income tax	2.4
Net income	$2.3

Supplemental Information	2025
Dividends received from unconsolidated affiliates	$0.3
Sales to unconsolidated affiliates	$20.3
Amount due from unconsolidated affiliates	$26.6

Note 20. Subsequent Events

Facility Exit

On January 8, 2026, after the balance sheet date, the Corporation announced it will exit its Wayland, New York facility in 2027. See "Note 16. Restructuring and Impairment" for further information.

On February 20, 2026, the U.S. Supreme Court invalidated the current U.S. presidential administration's tariff measures after concluding that the International Emergency Economic Powers Act did not authorize their imposition. It is uncertain how future repercussions of the ruling and other changes in trade policy would impact our operations, supply chain, and cash flow.