Form 10-Q
period 2026-04-04
HNI CORP
filed 2026-05-06
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			April 4, 2026

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		April 4, 2026		71,992,908

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025

Net sales	$1,347.5	$599.8
Cost of sales	847.6	361.4
Gross profit	499.9	238.4
Selling and administrative expenses	514.8	207.6
Acquisition costs	3.5	—
Restructuring and impairment charges	18.0	6.4
Operating income (loss)	(36.4)	24.4
Other non-operating income, net	1.5	—
Interest expense, net	20.7	5.5
Income (loss) before income taxes	(55.6)	18.9
Income taxes	(16.8)	5.0
Net income (loss)	(38.8)	13.9
Less: Net income (loss) attributable to non-controlling interest	—	(0.0)
Net income (loss) attributable to HNI Corporation	$(38.8)	$13.9

Average number of common shares outstanding – basic	71.6	47.0
Net income (loss) attributable to HNI Corporation per common share – basic	$(0.55)	$0.30
Average number of common shares outstanding – diluted	71.6	48.0
Net income (loss) attributable to HNI Corporation per common share – diluted	$(0.55)	$0.29

Foreign currency translation adjustments	$(4.5)	$(0.1)
Change in unrealized gains (losses) on marketable securities, net of tax	(0.1)	0.1
Change in derivative financial instruments, net of tax	0.6	(0.6)
Other comprehensive income (loss), net of tax	(4.0)	(0.5)
Comprehensive income (loss)	(42.8)	13.4
Less: Comprehensive income (loss) attributable to non-controlling interest	—	(0.0)
Comprehensive income (loss) attributable to HNI Corporation	$(42.8)	$13.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	April 4, 2026	January 3, 2026
Assets
Current Assets:
Cash and cash equivalents	$71.4	$209.2
Short-term investments	6.8	6.5
Receivables	552.8	571.1
Allowance for credit losses	(2.0)	(1.1)
Inventories, net	490.5	475.3
Prepaid expenses and other current assets	177.3	150.9
Total Current Assets	1,296.9	1,411.9

Property, Plant, and Equipment:
Land and land improvements	97.7	99.1
Buildings	529.4	529.1
Machinery and equipment	1,076.4	1,128.5
Construction in progress	53.7	58.5
	1,757.3	1,815.2
Less accumulated depreciation	(706.6)	(678.0)
Net Property, Plant, and Equipment	1,050.7	1,137.2

Right-of-use - Finance Leases	10.9	11.3

Right-of-use - Operating Leases	259.7	274.5

Goodwill and Other Intangible Assets, net	1,820.7	1,702.6

Other Assets	333.8	347.6

Total Assets	$4,772.6	$4,885.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	April 4, 2026	January 3, 2026
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$820.5	$1,016.4
Current maturities of debt	18.3	16.2
Current maturities of other long-term obligations	28.7	38.2
Current lease obligations - Finance	4.0	4.2
Current lease obligations - Operating	64.7	64.4
Total Current Liabilities	936.1	1,139.3

Long-Term Debt	1,426.8	1,276.9

Long-Term Lease Obligations - Finance	7.1	7.3

Long-Term Lease Obligations - Operating	206.7	224.6

Other Long-Term Liabilities	195.9	220.4

Deferred Income Taxes	226.3	180.9

Total Liabilities	2,999.0	3,049.5

Equity:
HNI Corporation shareholders’ equity	1,773.6	1,835.6
Total Equity	1,773.6	1,835.6

Total Liabilities and Equity	$4,772.6	$4,885.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - April 4, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2026	$71.3	$1,170.3	$590.4	$3.5	$—	$1,835.6
Comprehensive income:
Net income (loss)	—	—	(38.8)	—	—	(38.8)
Other comprehensive income (loss), net of tax	—	—	—	(4.0)	—	(4.0)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $0.34 per share	—	—	(24.7)	—	—	(24.7)
Common shares – treasury:
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.7	5.2	—	—	—	6.0
Balance, April 4, 2026	$72.0	$1,175.6	$526.5	$(0.5)	$—	$1,773.6

	Three Months Ended - March 29, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2024	$47.2	$201.5	$599.6	$(8.3)	$0.3	$840.4
Comprehensive income:
Net income	—	—	13.9	—	(0.0)	13.9
Other comprehensive income (loss), net of tax	—	—	—	(0.5)	—	(0.5)
Dividends payable	—	—	(0.3)	—	—	(0.3)
Cash dividends; $0.33 per share	—	—	(15.5)	—	—	(15.5)
Common shares – treasury:
Shares purchased	(0.9)	(40.3)	—	—	—	(41.2)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.3	6.8	—	—	—	7.1
Balance, March 29, 2025	$46.6	$168.1	$597.7	$(8.8)	$0.3	$803.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)
	Three Months Ended
	April 4, 2026	March 29, 2025
Net Cash Flows From (To) Operating Activities:
Net income (loss)	$(38.8)	$13.9
Non-cash items included in net income (loss):
Depreciation and amortization	75.2	25.5
Other post-retirement and post-employment benefits	0.9	0.3
Stock-based compensation	18.1	6.8
Deferred income taxes	9.4	(2.0)
Asset impairment charges	9.5	5.9
Inventory step-up	31.3	—
Other – net	(0.6)	0.3
Net change in cash from operating assets and liabilities:
Receivables	19.2	2.9
Inventories	(15.6)	(13.4)
Prepaid Expenses and Other	(60.7)	0.6
Accounts payable and accrued expenses	(184.8)	(34.8)
Income taxes payable	(2.4)	6.7
Increase (decrease) in other liabilities	(32.4)	(0.1)
Net cash flows from (to) operating activities	(171.8)	12.6

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(34.0)	(15.7)
Capitalized software	(1.7)	(0.6)
Purchase of investments	(2.7)	(0.1)
Sales or maturities of investments	1.4	0.7
Investment in Unconsolidated Affiliate Purchases	(45.7)	—
Investment in Unconsolidated Affiliate Proceeds	8.0	—
Proceeds from sale of property, plant, and equipment	1.6	3.5
Net cash flows from (to) investing activities	(73.1)	(12.2)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(37.4)	(68.2)
Proceeds from debt	188.0	129.1
Dividends paid	(26.6)	(16.2)
Purchase of HNI Corporation common stock	—	(40.4)
Proceeds from sales of HNI Corporation common stock	0.7	0.8
Withholding related to net share settlements of equity based awards	(18.0)	—
Other – net	0.5	(6.2)
Net cash flows from (to) financing activities	107.3	(1.1)

Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(137.6)	(0.8)
Less: net increase in cash classified within current assets held for sale	—	0.6
Net increase (decrease) in cash and cash equivalents	(137.6)	(1.4)
Cash, cash equivalents, and restricted cash at beginning of period	217.9	22.5
Cash, cash equivalents, and restricted cash at end of period (1)	$80.3	$21.1
(1) Restricted cash as of April 4, 2026 and March 29, 2025 was $8.9 million and $2.4 million, respectively, and is included in "Other Assets" in the Consolidated Balance Sheets

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
April 4, 2026

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation" or "HNI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The January 3, 2026 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-months ended April 4, 2026 are not necessarily indicative of the results expected for the fiscal year ending January 2, 2027 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 2026 filed with the Securities and Exchange Commission. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

On December 10, 2025, the Corporation acquired Steelcase Inc. ("Steelcase"). The Corporation included the financial results of Steelcase in the Condensed Consolidated Financial Statements starting as of the date of acquisition. References to "legacy" HNI businesses in this report exclude the acquisition of Steelcase and its impact on the Corporation's businesses. See "Note 3. Acquisition and Divestitures" for further information.

Certain reclassifications have been made with the financial statements to conform to the current period presentation.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Systems, storage, and tables	$562.8	$275.2
Seating	311.9	133.5
Other(1)	310.7	32.3
Total workplace furnishings	1,185.4	441.1

Residential building products	162.1	158.7
Net sales	$1,347.5	$599.8

(1) The other category consists of education-specific furnishings, architectural products, workspace accessories, and miscellaneous product lines and services.

Sales by product category are subject to similar economic factors and market conditions. See "Note 14. Reportable Segment Information" for further information about operating segments.

The increase in Workplace Furnishings net sales in the current year period was driven by the acquisition of Steelcase in December 2025. See "Note 3. Acquisition and Divestitures" for further information.

Contract Liabilities

The Corporation has contract liabilities consisting of customer deposits included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets as follows:

	April 4, 2026	January 3, 2026
Contract liabilities - Customer deposits	$101.2	$102.9

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $102.9 million as of January 3, 2026, of which $61.5 million was recognized as revenue in the three-month period ended April 4, 2026.

In addition to trade receivables, the Corporation has other assets consisting of funds paid up-front to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation’s products. These assets are amortized over the term of the contracts and recognized as a reduction of revenue and are as follows in the Condensed Consolidated Balance Sheets:

	April 4, 2026	January 3, 2026
Current - Prepaid expenses and other current assets	$4.9	$3.1
Long Term - Other assets	$57.6	$26.3
The increase in assets in the current year was driven by additional investments in workplace furnishings dealers.

Note 3.  Acquisitions and Divestitures

Acquisition - Steelcase

On December 10, 2025, HNI completed its acquisition of Steelcase, a global design and furniture company that maintains its principal executive office in Grand Rapids, Michigan. As a result of the acquisition, Steelcase became a wholly-owned subsidiary of HNI and is part of the Workplace Furnishings segment. The transaction involved payment of total fair market value consideration of approximately $1.9 billion, including total cash consideration of $864.5 million, share consideration valued at $1.0 billion and replacement share-based awards valued at $45.4 million. Of the $864.5 million of cash consideration, $37.6 million represents the value of the equivalent shares for which service was provided by the grantees prior to December 10, 2025 and will be paid as the equivalent shares vest.

HNI obtained revolving and term credit facilities in an aggregate principal amount of $865 million the proceeds of which were used for the consummation of the acquisition, including the payment of the cash consideration, the repayment of existing indebtedness of HNI and Steelcase, and the payment of fees, costs and commissions in connection with the foregoing. See “Note 7. Debt.”

The Corporation has incurred aggregate acquisition-related expenses of $98.1 million related to this transaction, of which $91.5 million were incurred as corporate costs and $6.6 million were recorded in the Workplace Furnishings segment, and $9.5 million of interest-related expenses. Of these expenses $3.5 million were incurred in the three months ended April 4, 2026 and were included in "Acquisition costs" in the Condensed Consolidated Statements of Comprehensive Income. During 2025, the Corporation incurred $94.6 million in acquisition charges and $9.5 million of interest-related charges. Capitalized costs related to the transaction included $12.0 million of financing fees in "Long-Term Debt," $2.0 million of financing fees in "Other Assets," $0.5 million of financing fees in "Prepaid expenses and other current assets," and $2.1 million of stock issuance fees in "HNI Corporation's shareholders' equity" in the Condensed Consolidated Balance Sheets.

The acquired assets and assumed liabilities and results of Steelcase's operations are included in the Corporation's segments as of December 10, 2025, as noted below. The acquisition was accounted for using the acquisition method pursuant to ASC 805, Business Combinations, with goodwill recorded in an amount representing the excess of the purchase price over the fair value of identifiable tangible and intangible assets and liabilities. Goodwill, which is not tax-deductible, is primarily attributable to the assembled workforce of Steelcase and anticipated synergies.

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

The preliminary purchase price allocation at the date of acquisition is as follows:

December 10, 2025
Assets
Cash and cash equivalents	$429.3
Restricted cash	7.3
Receivables	393.4
Inventories	351.4
Prepaid expenses and other current assets	110.7
Property, plant, and equipment	551.8
Right-of-use operating leases	175.2
Goodwill	393.3
Identified intangible assets	866.0
Other assets	229.6
Total Assets	$3,507.9

Liabilities
Accounts payable and accrued expenses	$712.1
Current lease obligations – operating	41.9
Long Term Debt	437.5
Long-term lease obligations – operating	132.3
Other long-term liabilities	128.7
Deferred income taxes	133.2
Total Liabilities	$1,585.6

Net Assets and Liabilities	$1,922.3

All preliminary goodwill is assigned to the Workplace Furnishings segment.

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Customer lists	12.7 years	353.0
Trademarks and trade names – Definite-lived	10 years	36.0
Acquired technology	6 years	99.0
Software	3 years	61.0
Backlog	1 year	31.0
Trademarks and trade names – Indefinite-lived	Indefinite-lived	286.0
Total identified intangible assets		$866.0

The valuation analysis involves complex management estimates and assumptions using income, market and cost approaches and assumptions such as property appraisals, projections of future revenues, cost and cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. At this time, assets and liabilities are recorded based on preliminary data and assumptions as the Corporation is in the process of reviewing information related to the determination of the fair values. The provisional assets and liabilities will be adjusted to reflect the finally determined amounts, and those adjustments may be material. Currently, the fair values of all assets acquired and assumed liabilities are considered preliminary. The fair value measurements of property, plant, and equipment and intangible assets are characterized as Level 3 in the fair value hierarchy. The Corporation expects to finalize the purchase price allocation in the second half of 2026. During the three months ended April 4, 2026, revisions were made to the purchase price allocation that resulted in a net decrease to goodwill of $122.6 million, primarily due to provisional valuation adjustments to: intangible assets (increased $276.0 million), inventory (increased $31.3 million), net deferred tax (increased $37.2 million), property, plant, and equipment (decreased $71.0 million), and other assets (decreased $85.2 million).

The following table summarizes the results of Steelcase operations that are included in the Consolidated Statements of Comprehensive Income for the three months ended April 4, 2026, which includes pretax charges of $8.6 million of acquisition costs and $64.2 million of purchase accounting adjustments.

April 4, 2026
Net sales	$774.0
Net loss	$(59.7)

Pro Forma Results of Operations - Steelcase Acquisition (Unaudited)

The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Steelcase for the three months ended March 29, 2025, as though the acquisition and related financing had occurred as of December 31, 2023 the first day of the Corporation’s 2024 fiscal year. The pro forma results include certain purchase accounting adjustments such as: elimination of sales between HNI Corporation and Steelcase-owned dealers; estimated depreciation and amortization expense on acquired tangible and intangible assets; stock based compensation associated with additional awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation’s results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

March 29, 2025
Net sales	$1,392.6
Net income	$20.0

Divestiture of HNI India

In April 2025, the Corporation closed on the sale of its HNI India business, which was a component of the Workplace Furnishings segment, to Kokuyo Co., Ltd. in a transaction structured as a stock sale. The Corporation received $9.5 million in gross cash proceeds, or $8.1 million net of cash and transaction fees. In aggregate, the Corporation recognized a $6.5 million pre-tax loss on the sale. Included in the loss is a cumulative foreign currency translation loss of $6.0 million that was reclassified from accumulated other comprehensive income, and transaction-related expenses of $0.6 million.

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

	April 4, 2026	January 3, 2026

Finished products, net	$232.3	$217.3
Materials and work in process, net	310.7	310.7
LIFO allowance	(52.6)	(52.7)
Total inventories, net	$490.5	$475.3

Inventory valued by the LIFO costing method	73%	61%
The increase in inventory valued at LIFO during the current period was driven by additional pools of inventory being valued at LIFO, the impact of which was immaterial to the LIFO allowance.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $11.0 million and $9.7 million as of April 4, 2026 and January 3, 2026, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	April 4, 2026	January 3, 2026
Goodwill, net	$835.4	$958.0
Definite-lived intangible assets, net	652.4	425.5
Indefinite-lived intangible assets	333.0	319.1
Total goodwill and other intangible assets, net	$1,820.7	$1,702.6

Goodwill

The activity in the carrying amount of goodwill, by reporting segment, was as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 3, 2026
Goodwill	$800.3	$222.4	$1,022.7
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of January 3, 2026	735.7	222.3	958.0

Goodwill measurement period adjustments	(122.6)	—	(122.6)

Balance as of April 4, 2026
Goodwill	677.7	222.4	900.1
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of April 4, 2026	$613.1	$222.3	$835.4

Goodwill measurement period adjustments in the current year relate to the acquisition of Steelcase in the fourth quarter of 2025. Goodwill related to the acquisition of Steelcase may change materially during 2026 while the measurement period is open. See "Note 3. Acquisitions and Divestitures" for further information.

Definite-lived intangible assets

The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	April 4, 2026			January 3, 2026
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$337.4	$255.6	$81.9	$275.1	$244.7	$30.4
Trademarks and trade names	53.8	10.9	42.9	15.6	9.5	6.2
Customer lists and other	617.2	89.6	527.6	454.2	65.3	388.9
Net definite-lived intangible assets	$1,008.4	$356.1	$652.4	$745.0	$319.5	$425.5

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Capitalized software	$10.4	$4.7
Other definite-lived intangibles	$25.8	$2.6

Amortization expense in the current-year period was impacted by adjustments to intangible asset values based on the preliminary valuation of definite-lived intangibles acquired with Steelcase.

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Amortization based on the preliminary valuation of definite-lived intangibles acquired with Steelcase is included in the projection below. A decline in the next several years is primarily due to the completion of the amortization related to identified intangibles related to acquired software and backlog from the Steelcase acquisition and the completion of the Corporation’s Business Systems Transformation investment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remainder of 2026 and each of the following four years is as follows:

	2026 (Q2 - Q4)	2027	2028	2029	2030
Amortization expense	$89.1	$85.0	$76.6	$55.8	$55.6

Indefinite-lived intangible assets

The Corporation also owns certain intangible assets, which are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Indefinite-lived trade names acquired with Steelcase are preliminary and may change materially during 2026. These indefinite-lived intangible assets are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	April 4, 2026	January 3, 2026
Trademarks and trade names	$333.0	$319.1

The increase in the current-year period increased due to an adjustment in the value of the indefinite-lived trade name based on the preliminary valuation of Steelcase and is still subject to change with the finalization of the valuation analysis.

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

Activity associated with warranty obligations was as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Balance at beginning of period	$48.2	$17.5
Accruals for warranties issued	8.8	3.3
Settlements	(8.7)	(3.5)
Accruals acquired / held for sale	0.6	(0.4)
Balance at end of period	$48.8	$16.9

The increase in activity and balances during the current-year period was due to the acquisition of Steelcase during December 2025, see "Note 3. Acquisitions and Divestitures".

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	April 4, 2026	January 3, 2026
Current - in the next twelve months	$19.3	$19.3
Long-term - beyond one year	29.5	28.9
Total	$48.8	$48.2

Note 7.  Debt

Debt is as follows:

	April 4, 2026	January 3, 2026
Revolving credit facility with interest at a variable rate (April 4, 2026 - 5.2%; January 3, 2026 - 5.3%)	$169.0	$15.0
Term Loan A with interest at a variable rate (April 4, 2026 - 5.2%; January 3, 2026 - 5.2%)	347.8	350.0
Term Loan B with interest at a variable rate (April 4, 2026 - 5.7%; January 3, 2026 - 5.8%)	498.8	500.0
Public Notes with fixed rates due in 2029 with an interest rate of 5.125%	450.0	450.0
Other amounts	2.4	2.4
Deferred debt issuance costs	(22.8)	(24.3)
Total debt	1,445.1	1,293.1
Less: Current maturities of debt	18.3	16.2
Long-term debt	$1,426.8	$1,276.9

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at April 4, 2026 was $1,016 million, which approximated fair value. The fair value of the public notes was estimated based on a discounted cash flow method (Level 2) to be $431 million at April 4, 2026.

Credit Facilities for Merger Agreement Transactions

On September 5, 2025, in connection with the acquisition of Steelcase, the Corporation entered into a Credit Agreement, by and among the Corporation, certain domestic subsidiaries of the Corporation, the lenders from time-to-time party thereto, Wells Fargo Bank, National Association, as administrative agent, and other parties named therein (as amended, restated, supplemented or otherwise modified by time to time, including by Amendment No. 1 to Credit Agreement, dated as of November 5, 2025, and Amendment No. 2 to Credit Agreement, dated as of December 10, 2025, the “Credit Agreement”). The Credit Agreement establishes (i) a senior secured revolving credit facility (the “Revolving Facility,” and the loans thereunder, the “Revolving Loans”), (ii) a senior secured “term loan A” credit facility (the “TLA Facility,” and the loans thereunder, the “Term A Loans”) and (iii) a senior secured “term loan B” credit facility (the “TLB Facility,” and the loans thereunder, the “Term B Loans”). Upon completion of the Steelcase acquisition on December 10, 2025 (the "Closing Date"), the Corporation executed borrowings under these Credit Agreement facilities, which were used primarily to repay and retire outstanding credit facilities and to fund the completion of the Steelcase acquisition.

As of April 4, 2026, the Corporation had $1,445 million debt outstanding as follows:

Revolving Credit Facility

As of April 4, 2026, the Corporation had $169 million of borrowings outstanding under the $425 million Revolving Facility. The Revolving Facility has a scheduled maturity date of the earlier of (a) 5 years after the closing date of the Steelcase acquisition or December 10, 2030 or (b) a customary springing maturity date. The entire amount drawn under the Revolving Facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. Based on Consolidated EBITDA, as defined in the Credit Agreement, for the last four fiscal quarters, the Corporation can access the full $425 million of borrowing capacity available under the Revolving Facility, which includes the $169 million of borrowings outstanding as of April 4, 2026, and maintain compliance with the financial covenants under the Credit Agreement, described below.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of issuances costs related to the Revolving Facility are classified as assets, and the Corporation is amortizing such costs over the term of Revolving Facility. The current portion of Revolving Facility debt issuance costs of $0.5 million is the amount to be amortized over the next twelve months and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The long-term portion of Revolving Facility debt issuance costs of $1.8 million is reflected in "Other Assets" in the Consolidated Balance Sheets.

In addition to cash flows from operations, the Revolving Facility under the Credit Agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

TLA Facility

As of April 4, 2026, the Corporation had $348 million of borrowings outstanding under the TLA Facility. The TLA Facility has a scheduled maturity date of the earlier of (a) 5 years after the closing date of the Steelcase acquisition or December 10, 2030 (the “TLA Maturity Date”) or (b) a customary springing maturity date. The TLA Facility is subject to principal amortization which begins on the last business day of March 2026 with quarterly principal payments due thereafter through the TLA Maturity Date. The quarterly amortization payments will be equal to the following amounts of the original principal amount of the Term A Loans: (i) 0.625% for the first four full fiscal quarters following the Closing Date; (ii) 1.25% for the fifth through twelfth full fiscal quarters after the Closing Date (iii) 1.875% for the thirteenth through sixteenth full fiscal quarters after the Closing Date; and (iv) 2.5% for the seventeenth full fiscal quarter after the Closing Date through the TLA Maturity Date.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of issuances costs related to the TLA Facility, which are classified as a reduction of long-term debt, are being amortized over the term of TLA Facility. The TLA Facility deferred debt issuance costs do not reduce the amount owed by the Corporation under the TLA Loans. As of April 4, 2026, the TLA Facility deferred debt issuance costs balance of $1.9 million are reflected as a reduction to outstanding liabilities in "Long-Term Debt" in the Consolidated Balance Sheets.

TLB Facility

As of April 4, 2026, the Corporation had $499 million principal amount of borrowings outstanding under the TLB Facility. The TLB Facility has a scheduled maturity date of (a) 7 years after the closing date of the Steelcase acquisition or December 10, 2032 (the “TLB Maturity Date”) or (b) a customary springing maturity date. The TLB Facility is subject to principal amortization which begins on the last business day of March 2026 with quarterly principal payments due thereafter through the TLB Maturity Date. The quarterly amortization payments will be in equal amounts of 0.25% of the original principal amount of the Term B Loans for each full fiscal quarter following the Closing Date through the TLB Maturity Date.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of issuances costs related to the TLB Facility, which are classified as a reduction of long-term debt, are being amortized over the term of TLB

Facility. The TLB Facility deferred debt issuance costs do not reduce the amount owed by the Corporation under the TLB Loans. As of April 4, 2026, the TLB Facility deferred debt issuance costs balance of $8.8 million is reflected as a reduction to outstanding liabilities in "Long-Term Debt" in the Consolidated Balance Sheets.

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

The Credit Agreement contains financial covenants in respect of the Revolving Facility and TLA Facility that require the maintenance of a maximum net leverage ratio and a minimum interest coverage ratio for periods after the Closing Date. The Corporation is required to maintain a maximum Net Leverage Ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of less than or equal to (i) 4.25 to 1.00 as of the end of each of the first, second, third and fourth full fiscal quarters ending after the Closing Date, (ii) 4.00 to 1:00 as of the end of each of the fifth and sixth full fiscal quarters ending after the Closing Date and (iii) 3.50 to 1:00 as of the end of the seventh full fiscal quarter ending after the Closing Date and as of the end of each fiscal quarter thereafter. In addition, in respect of the Revolving Facility and TLA Facility the Corporation is required to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of greater than or equal to 3.50 to 1.00. The Corporation was in compliance with these financial covenants as of April 4, 2026.

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

At the acquisition date, the Corporation adjusted the public notes acquired to fair value recognizing a market discount. Additionally, the Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of the fair value adjustment and issuances costs related to the Public Notes, which are classified as a reduction of long-term debt, are being amortized over the term of Public Notes. The Public Notes deferred debt issuance costs and discount do not reduce the amount owed by the Corporation under the Public Notes. As of April 4, 2026, the Public Notes deferred debt issuance costs and discount balance of $12.2 million is reflected as a reduction to outstanding liabilities in "Long-Term Debt" in the Consolidated Balance Sheets.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended
	April 4, 2026	March 29, 2025
Income (loss) before income taxes	$(55.6)	$18.9
Income taxes	$(16.8)	$5.0
Effective tax rate	30.3%	26.3%

The Corporation’s effective tax rate was higher in the three months ended April 4, 2026, compared to same period in the prior year primarily due to the favorable equity-based compensation payments driving a higher tax benefit on the loss for the quarter.

Note 9.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, put option liabilities, and auction rate securities. The marketable securities are comprised of money market funds, government securities, corporate bonds, and mutual funds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1. Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put option liabilities and auction rate securities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility. The activity for assets and liabilities measured at estimated fair value using Level 3 during the current- and prior-year period was immaterial.

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of April 4, 2026
Cash and cash equivalents (including money market funds) (1)	$71.4	$71.4	$—	$—
Restricted Cash (3)	$8.9	$8.9	$—	$—
Mutual funds (3)	$11.3	$11.3	$—	$—
Government securities (3)	$9.1	$—	$9.1	$—
Corporate bonds (3)	$5.8	$—	$5.8	$—
Foreign exchange forward contracts - assets (2)	$1.0	$—	$1.0	$—
Auction Rate Security (3)	$2.7	$—	$—	$2.7
Interest rate swap derivative - liability (4)	$(1.2)	$—	$(1.2)	$—
Foreign exchange forward contracts - liabilities (4)	$(0.8)	$—	$(0.8)	$—
Put option liability (5)	$(5.6)	$—	$—	$(5.6)

Balance as of January 3, 2026
Cash and cash equivalents (including money market funds) (1)	$209.2	$209.2	$—	$—
Restricted Cash (3)	$8.8	$8.8	$—	$—
Mutual funds (3)	$11.7	$11.7	$—	$—
Government securities (3)	$7.0	$—	$7.0	$—
Corporate bonds (3)	$6.5	$—	$6.5	$—
Foreign exchange forward contracts - assets (2)	$2.2	$—	$2.2	$—
Auction Rate Security (3)	$2.7	$—	$—	$2.7
Interest rate swap derivative - liability (4)	$(2.0)	$—	$(2.0)	$—
Foreign exchange forward contracts - liabilities (4)	$(0.4)	$—	$(0.4)	$—
Put option liability (5)	$(5.6)	$—	$—	$(5.6)
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

(5) "Other Long-Term Liabilities"

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 3, 2026	$1.6	$0.1	$3.3	$(1.5)	$3.5
Other comprehensive income (loss) before reclassifications	(4.5)	(0.1)	—	0.5	(4.1)
Tax (expense) or benefit	—	0.0	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	0.2	0.2
Balance as of April 4, 2026	$(2.9)	$0.0	$3.3	$(0.9)	$(0.5)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2024	$(6.9)	$(0.1)	$(0.1)	$(1.1)	$(8.3)
Other comprehensive income (loss) before reclassifications	(0.1)	0.2	—	(0.8)	(0.8)
Tax (expense) or benefit	—	(0.0)	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	0.1	0.1
Balance as of March 29, 2025	$(7.0)	$(0.0)	$(0.1)	$(1.7)	$(8.8)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives a one-month Secured Overnight Financing Rate (SOFR) on a $100 million notional value expiring June 14, 2027. As of April 4, 2026, the fair value of the Corporation’s interest rate swap liability was $1.2 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrealized change in value of the interest rate swap is reported net of tax as $0.9 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	April 4, 2026	March 29, 2025
Derivative financial instrument
Interest rate swap	Interest expense, net	$(0.3)	$(0.1)
	Income taxes	0.1	0.0
	Net of tax	$(0.2)	$(0.1)
Amounts in parentheses indicate reductions to profit.

Dividend

The Corporation declared and paid cash dividends per common share as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Dividends per common share	$0.34	$0.33

Stock Repurchase

The following table summarizes shares repurchased and settled by the Corporation:

	Three Months Ended
	April 4, 2026	March 29, 2025
Shares repurchased	—	0.9
Average price per share	$—	$46.58

Cash purchase price	$—	$(41.2)
Purchases unsettled as of quarter end	—	1.0
Prior year purchases settled in current year	—	(0.2)
Shares repurchased per cash flow	$—	$(40.4)

There was no stock repurchase activity during the three months ended April 4, 2026. As of April 4, 2026, $84.3 million of the Corporation’s stock repurchase authorization by the board of directors remained available.

Note 11.  Earnings Per Share

Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities represent restricted stock units in which the participants have non-forfeitable rights to dividend equivalents during the service period.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended - April 4, 2026			Three Months Ended - March 29, 2025
Computation of Earnings Per Share	Net Income (loss)	Basic Shares	Dilutive Shares	Net Income	Basic Shares	Dilutive Shares
Amounts used in calculating earnings per share	$(38.8)	73.1	73.1	$13.9	47.0	48.0
Impact of participating shares	(0.5)	(1.5)	(1.5)	—	—	—
Amounts used in calculating earnings per share, excluding participating securities	$(39.3)	71.6	71.6	$13.9	47.0	48.0

Earnings per share		$(0.55)	$(0.55)		$0.30	$0.29

There were no potentially dilutive shares from stock-based compensation plans included in dilutive shares for the period ended April 4, 2026 and 1.0 million for the period ended March 29, 2025.

The year-over-year increase in shares outstanding in 2026 is primarily due to the issuance of 25.2 million shares in December 2025 as part of the consideration to acquire Steelcase.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended
	April 4, 2026	March 29, 2025
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.9	0.0

Note 12. Stock-Based Compensation

The Corporation measures stock-based compensation expense at grant date, based on the fair value of the award. Forms of awards issued under shareholder-approved plans include stock options, restricted stock units based on a service condition ("restricted stock units"), restricted stock units based on both performance and service conditions ("performance stock units"), and shares issued under member stock purchase plans. Stock-based compensation expense related to stock options, restricted stock units, and performance stock units is recognized over the employees’ requisite service periods, adjusted for an estimated forfeiture rate for those awards not expected to vest. Additionally, expense related to performance stock units is periodically adjusted for the probable number of shares to be awarded based on Corporation achievement within an established target range of cumulative profitability over a multi-year period.

The following table summarizes expense associated with these plans:

	Three Months Ended
	April 4, 2026	March 29, 2025
Compensation cost	$18.1	$6.8
The increase in stock-based compensation expense in the current year was driven by increased grants including new participants following the acquisition of Steelcase. See "Note 3. Acquisitions and Divestitures" for further information on the acquisition of Steelcase.

The units granted by the Corporation had fair values as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Restricted stock units	$15.6	$7.1
Performance stock units	$15.6	$7.1

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of April 4, 2026:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$14.3	1.6
Non-vested performance stock units	$15.6	1.5

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $53 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers' acceptances to guarantee certain payments to suppliers; as of April 4, 2026, there was $7 million outstanding related to these types of guarantees. The letters of credit, bonds, and banker’s acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees are less than 4 years in length and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $7 million as of April 4, 2026. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and therefore no liability has been accrued.

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

Note 14.  Reportable Segment Information

Management views the Corporation as two reportable segments based on industries: Workplace Furnishings and Residential Building Products. On December 10, 2025, the Corporation completed its acquisition of Steelcase, which is included in the Workplace Furnishings segment.

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

No identifiable assets by segment information is provided as the CODM regularly reviews information, and primarily manages the Corporation’s assets, on a consolidated basis.

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Net Sales:
Workplace furnishings	$1,185.4	$441.1
Residential building products	162.1	158.7
Total	$1,347.5	$599.8
Cost of Sales:
Workplace furnishings	$761.1	$273.3
Residential building products	86.5	88.1
Total	$847.6	$361.4
Selling and Administrative Expenses:
Workplace furnishings	$442.4	$143.4
Residential building products	47.1	45.7
General corporate	25.4	18.6
Total	$514.8	$207.6
Acquisition Costs:
Workplace furnishings	$6.6	$—
General corporate	(3.1)	—
Total	$3.5	$—
Restructuring, Impairment, and Loss on Divestiture:
Workplace furnishings	$18.0	$6.4
Total	$18.0	$6.4
Operating Income (Loss):
Workplace furnishings	$(42.6)	$18.0
Residential building products	28.5	25.0
General corporate	(22.3)	(18.6)
Total	$(36.4)	$24.4
Other Non-Operating Income, Net	1.5	—
Interest Expense, Net	20.7	5.5
Income (Loss) Before Income Taxes	$(55.6)	$18.9

Depreciation and Amortization Expense:
Workplace furnishings	$66.6	$17.1
Residential building products	3.9	3.6
General corporate	4.7	4.9
Total	$75.2	$25.5
Capital Expenditures (including capitalized software):
Workplace furnishings	$29.5	$11.0
Residential building products	3.3	3.2
General corporate	3.0	2.0
Total	$35.7	$16.3

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

	April 4, 2026	January 3, 2026
Supplier finance programs obligations	$25.8	$26.1

Note 16. Restructuring and Impairment

Restructuring and impairment activity in the current year relate to the impairment of long-lived assets at Steelcase and continued manufacturing optimization initiatives in Workplace Furnishings, including production relocation at international facilities and the Wayland, New York facility. These projects are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs. Current-year cash restructuring costs were also incurred for employee benefits in connection with facility closures in Workplace Furnishings.

Prior-year restructuring activity relates to the held for sale adjustment related to the divestiture of HNI India, described in "Note 3. Acquisitions and Divestitures," and continued manufacturing optimization initiatives in Workplace Furnishings, including production relocation at the Mexico plant and certain domestic plants. These projects are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs.

		Three Months Ended
	Classification	April 4, 2026	March 29, 2025
Workplace Furnishings
Facility closure and consolidation costs	Cost of sales	2.5	1.5

HNI India held for sale adjustment	Restructuring and impairment charges	—	5.9
Exit Costs	Restructuring and impairment charges	8.4	0.5
Long-lived asset impairments	Restructuring and impairment charges	9.5	—

Total		$20.5	$7.9

As of April 4, 2026 and January 3, 2026, accrued restructuring expenses of $14.4 million and $13.1 million, respectively, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. Cash payments related to these charges in the current year-to-date period were $10.3 million. In the prior year-to-date period, cash payments were not material.

Note 17. Investments in Unconsolidated Affiliates

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

The investment balances as of January 3, 2026 were acquired as part of the December 10, 2025 acquisition of Steelcase. The valuation of those acquired investments is preliminary and subject to change during the measurement period. See "Note 3.

Acquisitions and Divestitures" for further information on the Steelcase acquisition. The current period increase is related to the Corporation entering into various agreements with dealers to drive alignment, further the dealer relationship, and gain commitments for sale of the Corporations's products.

The Corporation's investments in unconsolidated affiliates and related direct ownership interests are recorded in are summarized below:

	April 4, 2026		January 3, 2026
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments:
Dealer relationships	$41.9	25%-40%	$38.4	25% - 40%
Manufacturing joint venture	8.3	49%	8.0	49%
	50.2		46.4
Cost method investments:
Dealer relationships	34.7	18%	5.8	Less than 10%
Other	0.2	Less than 10%	2.2	Less than 10%
	34.9		8.0
Total investments in unconsolidated affiliates	$85.1		$54.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Corporation’s historical results of operations and of its liquidity and capital resources should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Corporation and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Corporation’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026 filed with the Securities and Exchange Commission (the "2025 Form 10-K"). All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information about forward-looking statements.

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

On December 10, 2025, the Corporation completed its acquisition of Steelcase, a global design and furniture company, in a cash and stock transaction valued at approximately $1.9 billion. The acquisition of Steelcase unites two industry leaders to meet the dynamic marketplace and evolving needs of the workplace amid accelerating in-office work trends. This combination of two highly respected companies whose strong foundation, combined with expected synergies, will accelerate the Corporation's ability to invest in long-term operational enhancements, digital transformation, products to meet evolving customer needs, and customer-centered buying experiences. Steelcase is included in the Workplace Furnishings segment. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for more details on the Steelcase acquisition, which affects the comparability of results between the current and prior-year periods.

During the first quarter, the Corporation began managing costs across all businesses in response to soft volume to begin the year, driven by current geopolitical uncertainty. In Workplace Furnishings, the strategic focus remains margin expansion. The first quarter cost management actions within the segment are in addition to previously announced synergies associated with the integration of Steelcase, which are on track. Current synergy projections are focused on the Americas business and do not include any revenue synergies. The Corporation also continues to expect additional savings from network optimization in the legacy Workplace Furnishing businesses over the next three years. The Residential Building Products segment remains focused on driving revenue growth over the long term. The business continues to navigate challenging housing market dynamics resulting from interest rate volatility and affordability issues. The combination of the Corporation's disciplined cost management, Steelcase synergies, and legacy network optimization projects continue to strengthen its earnings visibility story. The Corporation is also focused on streamlining priorities. As an example, Steelcase's multi-year ERP implementation project was terminated during the first quarter. This move is part of a broader corporation-wide effort to focus on profitable growth, while also avoiding disruption, eliminating substantial future ERP investment, and redeploying resources back into the business — toward customer-focused initiatives.

Consolidated net sales for the first quarter of 2026 were $1.3 billion, an increase of 125 percent compared to net sales of $599.8 million in the prior-year quarter, with net sales in the Workplace Furnishings segment increasing 169 percent, and Residential Building Products net sales increasing 2.1 percent. Consolidated and Workplace Furnishings net sales include a $774.0 million year-over-year increase related to the acquisition of Steelcase in December 2025. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information about the acquisition.

Net loss attributable to the Corporation in the first quarter of 2026 was $38.8 million compared to net income of $13.9 million in the first quarter of 2025. The current quarter includes pretax costs of $64.2 million of purchase accounting adjustments related to the Steelcase acquisition for inventory step-up and additional amortization of intangibles and depreciation for the preliminary valuation of property, plant and equipment, additionally the Corporation recorded acquisition related expenses of $3.5 million. The Corporation also recorded $20.5 million of restructuring and impairment charges, inclusive of restructuring recorded to cost of sales. This amount was primarily attributable to the termination of Steelcase's multi-year ERP implementation project, Steelcase acquisition costs and the closure of the Wayland, New York facility. Excluding the purchase accounting adjustments and restructuring and impairment charges, net income increased in the current quarter driven by improved net productivity.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended
	April 4, 2026	March 29, 2025	Change
Net sales	$1,347.5	$599.8	125%
Cost of sales	847.6	361.4	135%
Gross profit	499.9	238.4	110%
Selling and administrative expenses	514.8	207.6	148%
Acquisition costs	3.5	—	NM
Restructuring and impairment charges	18.0	6.4	181%
Operating income (loss)	(36.4)	24.4	(249)%
Other non-operating income, net	1.5	—	NM
Interest expense, net	20.7	5.5	274%
Income (loss) before income taxes	(55.6)	18.9	(395)%
Income taxes (benefit)	(16.8)	5.0	(439)%
Net income (loss) attributable to non-controlling interest	—	(0.0)	NM
Net income (loss) attributable to HNI Corporation	$(38.8)	$13.9	(379)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%
Gross profit	37.1	39.7	-260	bps
Selling and administrative expenses	38.2	34.6	360	bps
Acquisition Costs	0.3	—	30	bps
Restructuring and impairment charges	1.3	1.1	20	bps
Operating income (loss)	(2.7)	4.1	-680	bps
Income taxes (benefit)	(1.3)	0.8	-210	bps
Net income (loss) attributable to HNI Corporation	(2.9)	2.3	-520	bps

Three Months Ended April 4, 2026 and March 29, 2025

Net Sales

Consolidated net sales for the first quarter of 2026 increased 125 percent compared to the same quarter last year. The increase was driven by the acquisition of Steelcase in the prior year, which increased year-over-year net sales by $774.0 million. The divestiture of HNI India during the prior-year quarter decreased year-over-year net sales by $7.1 million.

Gross Profit

Gross profit as a percentage of net sales decreased 260 basis points in the first quarter of 2026 compared to the same quarter last year, driven by impacts from the acquisition of Steelcase, including $36.4 million of incremental purchase accounting adjustments, of which $33.5 million is related to inventory step-up and $2.9 million is related to additional depreciation for the preliminary valuation adjustment to property, plant, and equipment, as well as by lower legacy HNI net sales volume, partially offset by improved net productivity and favorable price-cost.

Selling, General, and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 360 basis points in the first quarter of 2026 compared to the same quarter last year. The increase was driven by impacts from the acquisition of Steelcase, including $27.8 million of incremental purchase accounting adjustments related to additional amortization of intangibles and depreciation for the preliminary valuation to property, plant, and equipment, along with lower net sales in the legacy HNI business, and increased input costs.

Acquisition Costs

In the current year the Corporation recorded costs of $3.5 million associated with the Steelcase acquisition. Acquisition costs consist primarily of retention compensation, other professional service fees, and change in control compensation expense adjustments. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

Restructuring and Impairment Charges

In the first quarter of 2026, the Corporation recorded charges of $18.0 million, primarily related to the termination of Steelcase's multi-year ERP implementation project, the Corporation's network optimization program and the closure of the Wayland, New York facility. In the prior-year quarter, $6.4 million of charges were recorded, primarily related to the divestiture of the HNI India business.

Operating Income (Loss)

In the first quarter of 2026, operating margin contracted 680 basis points compared to the same quarter last year. This decrease was driven by impacts from the acquisition of Steelcase, including $64.2 million of incremental purchase accounting adjustments with respect to inventory step-up, and intangible amortization and depreciation related to the preliminary valuation of Steelcase, $20.5 million of restructuring and impairment charges, and lower net sales in the legacy HNI business, the effect of which were partially offset by improved net productivity and favorable price-cost.

Interest Expense, Net

Interest expense, net for the first quarter of 2026 increased to $20.7 million, from $5.5 million in the same quarter last year. The increase was driven by higher average outstanding borrowings incurred to fund the acquisition of Steelcase. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information about such financing.

Income Taxes

The Corporation’s income tax provision for the first quarter of 2026 was $16.8 million of benefit on loss before taxes of $55.6 million, or an effective tax rate of 30.3 percent. For the first quarter of 2025, the Corporation’s income tax provision was $5.0 million of expense on income before taxes of $18.9 million, or an effective tax rate of 26.3 percent. The increase in the effective tax rate was primarily due to favorable equity-based compensation payments driving a higher tax benefit on the loss for the quarter.

Net Income (Loss) Attributable to HNI Corporation

Net loss attributable to the Corporation was $38.8 million, or $0.55 per diluted share, in the first quarter of 2026, compared to net income of $13.9 million, or $0.29 per diluted share, in the first quarter of 2025.

Workplace Furnishings

The following table presents certain results of operations in the Workplace Furnishings segment:

	Three Months Ended
	April 4, 2026	March 29, 2025	Change
Net sales	$1,185.4	$441.1	169%
Operating income (loss)	$(42.6)	$18.0	(336)%
Operating income (loss) %	(3.6)%	4.1%	-770	bps

Three Months Ended April 4, 2026 and March 29, 2025

First quarter 2026 net sales for the Workplace Furnishings segment increased 169 percent compared to the same quarter last year. The increase was driven by the acquisition of Steelcase in December of 2025, which increased net sales by $774.0 million, partially offset by the divestiture of HNI India in the second quarter of 2025, which decreased year-over-year sales by $7.1 million and lower legacy Workplace Furnishings sales volume partially offset by price.

Operating income (loss) as a percentage of net sales in the first quarter of 2026 decreased 770 basis points compared to the same period in 2025. The decrease was driven by impacts from the acquisition of Steelcase, including $64.2 million of incremental purchase accounting adjustments related to inventory step-up, intangible amortization and depreciation related to the preliminary valuation of Steelcase, $20.5 million of restructuring and impairment costs, and $6.6 million of acquisition costs, as well as lower net sales in the legacy HNI business, partially offset by improved net productivity.

Residential Building Products

The following table presents certain results of operations in the Residential Building Products segment:

	Three Months Ended
	April 4, 2026	March 29, 2025	Change
Net sales	$162.1	$158.7	2.1%
Operating income	$28.5	$25.0	14.0%
Operating income %	17.6%	15.7%	190	bps

Three Months Ended April 4, 2026 and March 29, 2025

First quarter 2026 net sales for the Residential Building Products segment increased 2.1 percent compared to the same quarter last year, with increased net sales in the remodel-retrofit market partially offset by decreased net sales in the new home market.

Operating income as a percentage of net sales increased 190 basis points in the first quarter of 2026 compared to the same quarter last year, driven by improved net productivity and favorable price-cost, partially offset by lower volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing revolving credit facility, and the Corporation's ability to access capital markets, are expected to be adequate to fund the Corporation's operations and satisfy its other cash requirements for at least the next twelve months. As of April 4, 2026, the Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $169 million of borrowings outstanding as of that date, and to maintain compliance with specified financial covenants.

Cash Flow – Operating Activities

Operating cash flows were a use of $171.8 million for the first three months of 2026 compared to a source of $12.6 million for the first three months of 2025. The increase was driven by higher working capital usage, including settlement of certain acquisition related expense accruals in the current period.

Cash Flow – Investing Activities

Capital Expenditures - Capital expenditures, including capitalized software, for the first three months of 2026 were $35.7 million compared to $16.3 million for the same period last year. The current-period capital expenditures are primarily applied to machinery, equipment, and tooling required to support continuing operations, continuous improvements, and cost savings initiatives in the manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital capabilities. For the full year 2026, capital expenditures are expected to be approximately $130 to $140 million.

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

As discussed in "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements, the Corporation also has borrowings outstanding under (i) a senior secured TLA Facility, and (ii) a senior secured TLB Facility, which were primarily used to fund the acquisition of Steelcase in December 2025. Cash flows included in financing activities in the current period include scheduled principal amortization payments under the TLA and TLB Facilities.

Dividend - The Corporation is committed to maintaining or modestly increasing the quarterly dividend rate. Cash dividends declared and paid per common share were as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Dividends per common share	$0.34	$0.33

During the first quarter of 2026, the Board of Directors declared the regular quarterly cash dividend at the rate of $0.34 per share on February 17, 2026. This represents a $0.01 per share or 3.0 percent increase from the prior quarterly dividend level. The dividend was paid on March 11, 2026, to shareholders of record as of March 2, 2026.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the three months ended April 4, 2026, the Corporation did not repurchase any of its outstanding common stock. As of April 4, 2026, $84.3 million was available under the current authorization of the Board of Directors for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments is presented in the 2025 Form 10-K. There were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first three months of 2026.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information about the Corporation's commitments and contingencies.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the 2025 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 aims to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of costs and expenses, including purchases of inventory, employee compensation, selling expenses, depreciation, and intangible asset amortization within commonly presented captions on the face of the income statement. Disclosures are required to be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU becomes effective for the Corporation for its fiscal year ending December 2027, and for interim periods beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes internal-use software guidance, eliminating accounting consideration for software development stages, requiring cost capitalization when management has authorized and is committed to funding the project and it is probable the project will be completed and the software used for its intended function. The ASU becomes effective beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance to the Consolidated Financial Statements.

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

Forward-Looking Statements

Statements in this report to the extent they are not statements of historical or present fact, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements. Forward-looking statements in this report about the transaction between the Corporation and Steelcase (the "Transaction") include, but are not limited to, statements about the completion and the benefits of the Transaction, including future financial and operating results, the combined company's plans, objectives, expectations and intentions, and other statements that are not historical facts.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation's business, operations, industries, financial position, or future financial performance are described within Part II, Item 1A of this report and Item 1A of the 2025 Form 10-K. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report.

The following factors related to the Steelcase acquisition, among others, could cause actual results to differ materially from those expressed in or implied by forward-looking statements: the risk that the benefits of the Steelcase acquisition may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, trade policy (including tariff levels), laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which HNI and Steelcase operate; any failure to promptly and effectively integrate the businesses of HNI and Steelcase; and potential adverse reactions to the transaction of HNI’s or Steelcase’s customers, employees or other business partners.
Additional important factors relating to the Corporation that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, disruptions in the global supply chain; the effects of prolonged periods of inflation and rising interest rates; labor shortages; the levels of office furniture needs and housing starts; overall demand for the Corporation's products; general economic and market conditions in the United States and internationally; industry and competitive conditions; the consolidation and concentration of the Corporation's customers; the Corporation's reliance on its network of independent dealers; changes in trade policy, including with respect to tariff levels; changes in raw material, component, or commodity pricing; market acceptance and demand for the Corporation's new products; changing legal, regulatory, environmental, and health care conditions; the risks associated with international operations; the potential impact of product defects; the various restrictions on the Corporation's financing activities; an inability to protect the Corporation's intellectual property; cybersecurity threats, including those posed by potential ransomware attacks; impacts of tax legislation; force majeure events outside the Corporation's control, including those that may result from the effects of climate change; and other risks and uncertainties as described in the 2025 Form 10-K and in the Corporation's subsequent quarterly and current reports filed on Forms 10-Q and 8-K with the Securities and Exchange Commission, as well as other risks and uncertainties the Corporation may consider not material or are not known at this time. The risks and uncertainties described in this report, as well as those described within Item 1A of the 2025 Form 10-K, are not exclusive and further information concerning the Corporation, including risks and uncertainties that potentially could have a material effect on the Corporation's financial results or condition, may emerge from time to time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 4, 2026, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the 2025 Form 10-K.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of April 4, 2026, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except with respect to the internal controls over financial reporting of Steelcase, which was acquired in December 2025, (see "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements). In conducting its evaluation of the effectiveness of internal control over financial reporting, the Corporation has elected to exclude Steelcase Inc. from its evaluation as of April 4, 2026, as permitted by the regulations of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the information set forth in this report, consideration should be given to the risks discussed in the "Risk Factors" section of the 2025 Form 10-K, which could materially affect the Corporation's business, financial condition, and results of operations. Additional risks and uncertainties not currently known or that are currently deemed immaterial by management also may adversely affect the Corporation's business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board of Directors. The Corporation’s most recent share purchase authorization from May 17, 2022 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of April 4, 2026, $84.3 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board of Directors at any time. The Corporation did not repurchase any of its shares during the first quarter of 2026.

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended April 4, 2026:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non- Rule 10b5-1	Total Shares to be Sold	Expiration Date
Jeffrey D. Lorenger, Chairman, President, and Chief Executive Officer	Adopt	February 27, 2026	X		382,208	May 28, 2027
Steven M. Bradford , Senior Vice President, General Counsel, and Secretary	Adopt	February 26, 2026	X		39,284	November 6, 2026

Item 6. Exhibits

10.1	HNI Corporation Incentive Compensation Plan for Legacy Steelcase Employees Performance Share Unit Award Agreement+
10.2	HNI Corporation Incentive Compensation Plan for Legacy Steelcase Employees Restricted Share Unit Award Agreement+
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
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

HNI Corporation

Date: May 6, 2026	By:	/s/ Vincent P. Berger
Vincent P. Berger
Executive Vice President and Chief Financial Officer