Form 10-Q
period 2026-07-04
HNI CORP
filed 2026-08-04
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			July 4, 2026

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		July 4, 2026		72,181,800

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Net sales	$1,472.4	$667.1	$2,819.9	$1,266.8
Cost of sales	825.2	380.9	1,672.8	742.3
Gross profit	647.2	286.2	1,147.1	524.6
Selling and administrative expenses	533.0	215.5	1,047.9	423.1
Acquisition and related costs	4.2	—	7.8	—
Restructuring, impairment, and loss on divestiture	17.9	2.5	35.9	8.9
Operating income	92.1	68.2	55.7	92.6
Other non-operating income, net	2.8	—	4.3	—
Interest expense, net	23.7	6.1	44.4	11.7
Income before income taxes	71.2	62.0	15.5	80.9
Income taxes	20.1	13.8	3.2	18.8
Net income	51.1	48.3	12.3	62.2
Less: Net income attributable to non-controlling interest	—	0.0	—	0.0
Net income attributable to HNI Corporation	$51.1	$48.2	$12.3	$62.2

Average number of common shares outstanding – basic	72.1	46.2	71.8	46.6
Net income attributable to HNI Corporation per common share – basic	$0.70	$1.04	$0.17	$1.33
Average number of common shares outstanding – diluted	72.1	47.1	71.9	47.6
Net income attributable to HNI Corporation per common share – diluted	$0.70	$1.02	$0.17	$1.31

Foreign currency translation adjustments	$(2.7)	$6.4	$(7.2)	$6.3
Change in unrealized gains (losses) on marketable securities, net of tax	(0.1)	0.1	(0.1)	0.2
Change in pension and post-retirement liability, net of tax	—	2.0	—	2.0
Change in derivative financial instruments, net of tax	0.4	(0.1)	0.9	(0.6)
Other comprehensive income (loss), net of tax	(2.4)	8.4	(6.4)	7.9
Comprehensive income	48.7	56.7	5.9	70.0
Less: Comprehensive income attributable to non-controlling interest	—	0.0	—	0.0
Comprehensive income attributable to HNI Corporation	$48.7	$56.6	$5.9	$70.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	July 4, 2026	January 3, 2026
Assets
Current Assets:
Cash and cash equivalents	$105.0	$209.2
Short-term investments	3.2	6.5
Receivables	630.9	571.1
Allowance for credit losses	(1.5)	(1.1)
Inventories, net	498.8	475.3
Prepaid expenses and other current assets	174.3	150.9
Total Current Assets	1,410.6	1,411.9

Property, Plant, and Equipment:
Land and land improvements	84.1	99.1
Buildings	533.6	529.1
Machinery and equipment	1,089.6	1,128.5
Construction in progress	55.1	58.5
	1,762.4	1,815.2
Less accumulated depreciation	(737.8)	(678.0)
Net Property, Plant, and Equipment	1,024.6	1,137.2

Right-of-use - Finance Leases	11.8	11.3

Right-of-use - Operating Leases	246.0	274.5

Goodwill and Other Intangible Assets, net	1,792.6	1,702.6

Other Assets	331.9	347.6

Total Assets	$4,817.6	$4,885.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	July 4, 2026	January 3, 2026
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$914.9	$1,016.4
Current maturities of debt	18.1	16.2
Current maturities of other long-term obligations	32.7	38.2
Current lease obligations - Finance	4.2	4.2
Current lease obligations - Operating	65.6	64.4
Total Current Liabilities	1,035.6	1,139.3

Long-Term Debt	1,357.1	1,276.9

Long-Term Lease Obligations - Finance	7.9	7.3

Long-Term Lease Obligations - Operating	191.2	224.6

Other Long-Term Liabilities	190.7	220.4

Deferred Income Taxes	230.0	180.9

Total Liabilities	3,012.4	3,049.5

Equity:
HNI Corporation shareholders’ equity	1,805.2	1,835.6
Total Equity	1,805.2	1,835.6

Total Liabilities and Equity	$4,817.6	$4,885.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - July 4, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, April 4, 2026	$72.0	$1,175.5	$526.5	$(0.5)	$—	$1,773.6
Comprehensive income:
Net income	—	—	51.1	—	—	51.1
Other comprehensive income (loss), net of tax	—	—	—	(2.4)	—	(2.4)
Dividends payable	—	—	(0.7)	—	—	(0.7)
Cash dividends; 0.35 per share	—	—	(25.5)	—	—	(25.5)
Common shares – treasury:
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.2	8.9	—	—	—	9.1
Balance, July 4, 2026	$72.2	$1,184.4	$551.4	$(2.9)	$—	$1,805.2

	Six Months Ended - July 4, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2026	$71.3	$1,170.3	$590.4	$3.5	$—	$1,835.6
Comprehensive income:
Net income	—	—	12.3	—	—	12.3
Other comprehensive income (loss), net of tax	—	—	—	(6.4)	—	(6.4)
Dividends payable	—	—	(1.1)	—	—	(1.1)
Cash dividends; 0.69 per share	—	—	(50.2)	—	—	(50.2)
Common shares – treasury:
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.9	14.1	—	—	—	15.0
Balance, July 4, 2026	$72.2	$1,184.4	$551.4	$(2.9)	$—	$1,805.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - June 28, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, March 29, 2025	$46.6	$168.1	$597.7	$(8.8)	$0.3	$803.9
Comprehensive income:
Net income	—	—	48.2	—	0.0	48.3
Other comprehensive income (loss), net of tax	—	—	—	8.4	—	8.4
Change in ownership for non-controlling interest	—	—	—	—	(0.3)	(0.3)
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; $0.34 per share	—	—	(15.7)	—	—	(15.7)
Common shares – treasury:
Shares purchased	(0.9)	(37.9)	—	—	—	(38.7)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.1	5.4	—	—	—	5.5
Balance, June 28, 2025	$45.8	$135.6	$630.0	$(0.4)	$—	$811.0

	Six Months Ended - June 28, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, December 28, 2024	$47.2	$201.5	$599.6	$(8.3)	$0.3	$840.4
Comprehensive income:
Net income	—	—	62.2	—	0.0	62.2
Other comprehensive income (loss), net of tax	—	—	—	7.9	—	7.9
Change in ownership of non-controlling interest	—	—	—	—	(0.3)	(0.3)
Dividends payable	—	—	(0.6)	—	—	(0.6)
Cash dividends; $0.67 per share	—	—	(31.2)	—	—	(31.2)
Common shares – treasury:
Shares purchased	(1.7)	(78.2)	—	—	—	(79.9)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.4	12.2	—	—	—	12.6
Balance, June 28, 2025	$45.8	$135.6	$630.0	$(0.4)	$—	$811.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025
Net Cash Flows From (To) Operating Activities:
Net income	$12.3	$62.2
Non-cash items included in net income:
Depreciation and amortization	141.4	50.5
Other post-retirement and post-employment benefits	1.7	0.5
Stock-based compensation	27.7	10.1
Deferred income taxes	10.1	(7.3)
Asset impairment charges	15.2	—
Loss on sale of subsidiary	—	6.4
Inventory step-up	31.3	—
Other – net	0.9	2.8
Net change in cash from operating assets and liabilities:
Receivables	(59.4)	(53.7)
Inventories	(26.4)	(24.9)
Prepaid Expenses and Other	(55.4)	1.9
Accounts payable and accrued expenses	(84.5)	(10.6)
Income taxes payable	(3.1)	4.3
Increase (decrease) in other liabilities	(43.8)	1.6
Net cash flows from (to) operating activities	(32.0)	43.7

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(62.4)	(30.3)
Capitalized software	(2.3)	(0.9)
Purchase of investments	(2.8)	(1.5)
Sales or maturities of investments	6.2	2.3
Net proceeds from sale of subsidiary	—	8.5
Investment in Unconsolidated Affiliate Purchases	(46.4)	—
Investment in Unconsolidated Affiliate Proceeds	8.8	—
Proceeds from sale of property, plant, and equipment	18.5	3.5
Other	0.7	—
Net cash flows from (to) investing activities	(79.8)	(18.4)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(236.7)	(193.0)
Proceeds from debt	315.4	293.0
Dividends paid	(52.1)	(31.9)
Purchase of HNI Corporation common stock	—	(79.8)
Proceeds from sales of HNI Corporation common stock	1.4	1.8
Withholding related to net share settlements of equity based awards	(20.5)	(4.4)
Other – net	(1.2)	(1.7)
Net cash flows from (to) financing activities	6.4	(15.8)

Net increase (decrease) in cash and cash equivalents	(105.3)	9.5
Cash, cash equivalents, and restricted cash at beginning of period	217.9	22.5
Cash, cash equivalents, and restricted cash at end of period (1)	$112.6	$32.0
(1) Restricted cash as of July 4, 2026 and June 28, 2025 was $7.7 million and $2.4 million, respectively, and is included in "Other Assets" in the Consolidated Balance Sheets

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
July 4, 2026

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation" or "HNI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The January 3, 2026 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six-months ended July 4, 2026 are not necessarily indicative of the results expected for the fiscal year ending January 2, 2027 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 2026 filed with the Securities and Exchange Commission. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

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

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Systems, storage, and tables	$594.9	$322.0	$1,157.8	$597.2
Seating	343.7	149.7	655.7	283.3
Education	170.6	20.8	245.9	28.6
Other(1)	214.5	23.4	449.9	47.9
Total workplace furnishings	1,323.7	516.0	2,509.2	957.0

Residential building products	148.7	151.1	310.8	309.8
Net sales	$1,472.4	$667.1	$2,819.9	$1,266.8

(1) The other category consists of architectural products, workspace accessories, and miscellaneous product lines and services.

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

Contract Liabilities

The Corporation has contract liabilities consisting of customer deposits included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets as follows:

	July 4, 2026	January 3, 2026
Contract liabilities - Customer deposits	$89.0	$102.9

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $102.9 million as of January 3, 2026, of which $87.4 million was recognized as revenue in the six-months ended July 4, 2026.

In addition to trade receivables, the Corporation has other assets consisting of funds paid up-front to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation’s products. These assets are amortized over the term of the contracts and recognized as a reduction of revenue and are as follows in the Condensed Consolidated Balance Sheets:

	July 4, 2026	January 3, 2026
Current - Prepaid expenses and other current assets	$5.1	$3.1
Long Term - Other assets	$57.8	$26.3
The increase in assets in the current year was driven by additional investments in workplace furnishings dealers.

Note 3.  Acquisitions and Divestitures

Acquisition - Steelcase

On December 10, 2025, HNI completed its acquisition of Steelcase, a global design and furniture manufacturing company that maintains its principal office in Grand Rapids, Michigan. As a result of the acquisition, Steelcase became a wholly-owned subsidiary of HNI and is part of the Workplace Furnishings segment. The transaction involved payment of total fair market value consideration of approximately $1.9 billion, including total cash consideration of $864.5 million, share consideration valued at $1.0 billion and replacement share-based awards valued at $45.4 million. Of the $864.5 million of cash consideration, $37.6 million represents the value of the equivalent shares for which service was provided by the grantees prior to December 10, 2025 and will be paid as the equivalent shares vest.

HNI obtained revolving and term credit facilities in an aggregate principal amount of $865 million the proceeds of which were used for the consummation of the acquisition, including the payment of the cash consideration, the repayment of existing indebtedness of HNI and Steelcase, and the payment of fees, costs and commissions in connection with the foregoing. See “Note 7. Debt.”

The Corporation has incurred aggregate acquisition-related expenses of $102.4 million related to this transaction, of which $93.8 million of expenses were incurred as corporate costs and $8.5 million of expenses were recorded in the Workplace Furnishings segment, and $9.5 million of interest-related expenses. The majority of these expenses were incurred during 2025 when the Corporation incurred $94.6 million in acquisition-related charges and $9.5 million of interest-related charges. In the first six months ended July 4, 2026, $7.8 million of expenses were incurred and included in "Acquisition and related costs" in the Condensed Consolidated Statements of Comprehensive Income. Acquisition and related costs include change in control compensation expense, transaction success fees, retention compensation, and other professional services fees. Incurred primarily in 2025, capitalized costs related to the transaction included $12.0 million of financing fees in "Long-Term Debt," $2.0 million of financing fees in "Other Assets," $0.5 million of financing fees in "Prepaid expenses and other current assets," and $2.1 million of stock issuance fees in "HNI Corporation's shareholders' equity" in the Condensed Consolidated Balance Sheets.

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

The total fair market value of consideration was $1,922.3 million, which is allocated as follows:

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

The preliminary purchase price allocation at the date of acquisition is as follows:

December 10, 2025
Assets
Cash and cash equivalents	$429.3
Restricted cash	7.3
Receivables	393.4
Inventories	351.4
Prepaid expenses and other current assets	110.3
Property, plant, and equipment	551.8
Right-of-use operating leases	175.2
Goodwill	391.2
Identified intangible assets	871.0
Other assets	229.6
Total Assets	$3,510.5

Liabilities
Accounts payable and accrued expenses	$709.7
Current lease obligations – operating	43.7
Long Term Debt	437.5
Long-term lease obligations – operating	130.4
Other long-term liabilities	129.7
Deferred income taxes	137.2
Total Liabilities	$1,588.1

Net Assets and Liabilities	$1,922.3

All preliminary goodwill is assigned to the Workplace Furnishings segment.

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Customer lists	12.7 years	330.0
Trademarks and trade names – Definite-lived	10 years	36.0
Acquired technology	6 years	99.0
Software	5 years	90.0
Backlog	1 year	30.0
Trademarks and trade names – Indefinite-lived	Indefinite-lived	286.0
Total identified intangible assets		$871.0

The valuation analysis involves complex management estimates and assumptions using income, market and cost approaches and assumptions such as property appraisals, projections of future revenues, cost and cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. At this time, assets and liabilities are recorded based on preliminary data and assumptions as the Corporation is in the process of reviewing information related to the determination of the fair values. The provisional assets and liabilities will be adjusted to reflect the finally determined amounts, and those adjustments may be material. Currently, the fair values of all assets acquired and assumed liabilities are considered preliminary. The fair value measurements of property, plant, and equipment and intangible assets are characterized as Level 3 in the fair value hierarchy. The Corporation expects to finalize the purchase price allocation in the second half of 2026. During the six months ended July

4, 2026, revisions were made to the purchase price allocation that resulted in a net decrease to goodwill of $124.7 million, primarily due to provisional valuation adjustments to: intangible assets (increased $281.0 million), inventory (increased $31.3 million), net deferred tax (increased $41.2 million), property, plant, and equipment (decreased $71.0 million), and other assets (decreased $85.2 million). Purchase accounting associated with the measurement period adjustments in the current year which would have been recognized at the acquisition date had the information been known totaled $16.6 million. Of this amount, $11.6 million was included in Cost of sales in the Condensed Consolidated Statements of Comprehensive Income, and related to the inventory step-up and additional depreciation for the preliminary valuation adjustment to property, plant and equipment. The remaining $5.0 million was included in Selling and administrative expenses and related to amortization of intangible assets and additional depreciation resulting from the preliminary valuation.

The following table summarizes the results of Steelcase operations included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2026, including pretax acquisition and related costs of $11.3 million and $19.9 million, respectively, and purchase accounting of $21.9 million and $86.1 million, respectively.

	Three Months Ended - July 4, 2026	Six Months Ended - July 4, 2026
Net sales	$806.9	$1,580.8
Net loss	$(11.6)	$(71.3)

Pro Forma Results of Operations - Steelcase Acquisition (Unaudited)

The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Steelcase for the three and six months ended June 28, 2025, as though the acquisition and related financing had occurred as of December 31, 2023 the first day of the Corporation’s 2024 fiscal year. The pro forma results include certain purchase accounting adjustments such as: elimination of sales between HNI Corporation and Steelcase-owned dealers; estimated depreciation and amortization expense on acquired tangible and intangible assets; stock based compensation associated with additional awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation’s results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

	Three Months Ended - June 28, 2025	Six Months Ended - June 28, 2025
Net sales	$1,518.0	$2,910.5
Net income	$62.2	$83.0

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

	July 4, 2026	January 3, 2026

Finished products, net	$250.1	$217.3
Materials and work in process, net	301.7	310.7
LIFO allowance	(53.1)	(52.7)
Total inventories, net	$498.8	$475.3

Inventory valued by the LIFO costing method	73%	61%

The increase in inventory valued at LIFO was driven by additional pools of inventory being valued at LIFO starting in the first quarter of 2026, the impact of which was immaterial to the LIFO allowance.

In addition to the LIFO allowance, the Corporation recorded inventory allowances reducing finished products, materials, and work in process of $11.1 million and $9.7 million as of July 4, 2026 and January 3, 2026, respectively, to adjust for excess and obsolete inventory or otherwise reduce FIFO-basis inventory to net realizable value.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	July 4, 2026	January 3, 2026
Goodwill, net	$833.3	$958.0
Definite-lived intangible assets, net	626.3	425.5
Indefinite-lived intangible assets	333.0	319.1
Total goodwill and other intangible assets, net	$1,792.6	$1,702.6

Goodwill

The activity in the carrying amount of goodwill, by reporting segment, was as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 3, 2026
Goodwill	$800.3	$222.4	$1,022.7
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of January 3, 2026	735.7	222.3	958.0

Goodwill measurement period adjustments	(124.7)	—	(124.7)

Balance as of July 4, 2026
Goodwill	675.6	222.4	898.0
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of July 4, 2026	$611.0	$222.3	$833.3

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

Definite-lived intangible assets

The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	July 4, 2026			January 3, 2026
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$360.3	$256.0	$104.4	$275.1	$244.7	$30.4
Trademarks and trade names	48.9	9.8	39.1	15.6	9.5	6.2
Customer lists and other	590.7	107.9	482.9	454.2	65.3	388.9
Total definite-lived intangible assets	$1,000.0	$373.7	$626.3	$745.0	$319.5	$425.5

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Capitalized software	$7.3	$4.7	$17.7	$9.4
Other definite-lived intangibles	$20.5	$2.6	$46.3	$5.2

Amortization expense in the current-year period was impacted by adjustments to intangible asset values based on the preliminary valuation of definite-lived intangibles acquired with Steelcase.

The occurrence of events such as acquisitions, dispositions, or impairments may impact future amortization expense. Amortization based on the preliminary valuation of definite-lived intangibles acquired with Steelcase is included in the projection below. A decline in the next several years will be primarily attributable to the completion of the amortization related to identified intangibles with respect to backlog from the Steelcase acquisition and the completion of the Corporation’s Business Systems Transformation investment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remainder of 2026 and each of the following four years is as follows:

	2026 (Q3 - Q4)	2027	2028	2029	2030
Amortization expense	$57.1	$83.1	$74.7	$74.2	$73.9

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

	July 4, 2026	January 3, 2026
Trademarks and trade names	$333.0	$319.1

The increase in the current-year period was due to an adjustment in the value of the indefinite-lived trade name based on the preliminary valuation of Steelcase and is subject to change with the finalization of the valuation analysis.

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

Activity associated with warranty obligations was as follows:

	Six Months Ended
	July 4, 2026	June 28, 2025
Balance at beginning of period	$48.2	$17.5
Accruals for warranties issued	17.5	6.8
Settlements	(16.3)	(6.7)
Accruals included in acquisition / divestiture	0.6	(0.4)
Balance at end of period	$50.0	$17.2

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

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	July 4, 2026	January 3, 2026
Current - in the next twelve months	$19.8	$19.3
Long-term - beyond one year	30.3	28.9
Total	$50.0	$48.2

Note 7.  Debt

Debt is as follows:

	July 4, 2026	January 3, 2026
Revolving credit facility with interest at a variable rate (July 4, 2026 - 5.3%; January 3, 2026 - 5.3%)	$103.0	$15.0
Term Loan A with interest at a variable rate (July 4, 2026 - 5.3%; January 3, 2026 - 5.2%)	345.6	350.0
Term Loan B with interest at a variable rate (July 4, 2026 - 5.4%; January 3, 2026 - 5.8%)	497.5	500.0
Public Notes with fixed rates due in 2029 with an interest rate of 5.125%	450.0	450.0
Other amounts	—	2.4
Deferred debt issuance costs	(20.9)	(24.3)
Total debt	1,375.2	1,293.1
Less: Current maturities of debt	18.1	16.2
Long-term debt	$1,357.1	$1,276.9

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit and term loan facilities at July 4, 2026 was $946 million, which approximated fair value. The fair value of the public notes was estimated based on a discounted cash flow method (Level 2) to be $443 million at July 4, 2026.

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

On June 10, 2026, the Corporation entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”). Amendment No. 3 provides for a new $499 million tranche of term loans maturing in 2032 (the “Replacement Term B Loans”), the proceeds of which were used to refinance all outstanding Term B Loans. Substantially all terms and conditions of the Credit Agreement were unchanged by Amendment No. 3 other than the Applicable Percentage for the 2026 Refinancing Term B Loans.

Revolving Credit Facility

As of July 4, 2026, the Corporation had $103.0 million of borrowings outstanding under the $425 million Revolving Facility. The Revolving Facility has a scheduled maturity date of the earlier of (a) 5 years after the closing date of the Steelcase acquisition or December 10, 2030 or (b) a customary springing maturity date. The entire amount drawn under the Revolving Facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. The Corporation can access the full $425 million of borrowing capacity available under the Revolving Facility, which includes the $103.0 million of borrowings outstanding as of July 4, 2026, and maintain compliance with the financial covenants under the Credit Agreement, described below.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of deferred debt issuance costs related to the Revolving Facility are classified as assets, and the Corporation is amortizing such costs over the term of Revolving Facility. The current portion of the Revolving Facility deferred debt issuance costs of $0.5 million is the amount to be amortized over the next twelve months and is reflected in "Prepaid expenses and other current assets" in the

Condensed Consolidated Balance Sheets. The long-term portion of the Revolving Facility deferred debt issuance costs of $1.8 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

In addition to cash flows from operations, the Revolving Facility under the Credit Agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

TLA Facility

As of July 4, 2026, the Corporation had $345.6 million of borrowings outstanding under the TLA Facility. The TLA Facility has a scheduled maturity date of the earlier of (a) 5 years after the closing date of the Steelcase acquisition or December 10, 2030 (the “TLA Maturity Date”) or (b) a customary springing maturity date. The TLA Facility is subject to principal amortization which began on the last business day of March 2026 with quarterly principal payments due thereafter through the TLA Maturity Date. The quarterly amortization payments are equal to the following amounts of the original principal amount of the Term A Loans: (i) 0.625% for the first four full fiscal quarters after the Closing Date; (ii) 1.25% for the fifth through twelfth full fiscal quarters after the Closing Date (iii) 1.875% for the thirteenth through sixteenth full fiscal quarters after the Closing Date; and (iv) 2.5% for the seventeenth full fiscal quarter after the Closing Date through the TLA Maturity Date.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of deferred debt issuance costs related to the TLA Facility, which are classified as a reduction of long-term debt, are being amortized over the term of the TLA Facility. The TLA Facility deferred debt issuance costs do not reduce the amount owed by the Corporation under the TLA Loans. As of July 4, 2026, the TLA Facility deferred debt issuance costs balance of $1.8 million are reflected as a reduction to "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

TLB Facility

As of July 4, 2026, the Corporation had $497.5 million principal amount of borrowings outstanding under the TLB Facility. Under Amendment No. 3 to the Credit Agreement, on June 10, 2026, all previously outstanding Term B Loans were refinanced and replaced with the 2026 Replacement Term B Loans, constituting a new $499 million tranche of term loans. Remaining terms of the TLB Facility were substantially unchanged. The TLB Facility continues to have a scheduled maturity date of (a) 7 years after the closing date of the Steelcase acquisition or December 10, 2032 (the “TLB Maturity Date”) or (b) a customary springing maturity date. The TLB Facility is subject to principal amortization which began on the last business day of March 2026 with quarterly principal payments due thereafter through the TLB Maturity Date. The quarterly amortization payments are in equal amounts of 0.25% of the original principal amount of the 2026 Replacement Term B Loans for each full fiscal quarter following the execution of Amendment No. 3 through the TLB Maturity Date.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of deferred debt issuance costs related to the TLB Facility, which are classified as a reduction of long-term debt, are being amortized over the term of the TLB Facility. The refinancing of the TLB Facility in June 2026 was treated as a partial extinguishment, as a result, a portion of the previously deferred debt issuance costs were recognized as Interest Expense in the Condensed Consolidated Statements of Comprehensive Income during the current period. The TLB Facility deferred debt issuance costs do not reduce the amount owed by the Corporation under the 2026 Replacement Term B Loans. As of July 4, 2026, the TLB Facility deferred debt issuance costs balance of $8.0 million is reflected as a reduction to "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

Credit Agreement and Debt Covenants

The Credit Agreement contains customary representations and warranties by the Corporation, which include customary materiality, material adverse effect and knowledge qualifiers. The Credit Agreement also contains customary affirmative and negative covenants including, among other requirements, limitations relating to indebtedness, liens, changes to nature of business, mergers, sale of assets and indebtedness of subsidiaries, advances, investments and loans, transactions with affiliates, changes to fiscal year, and organizational documents, restricted actions, and negative pledges.

The Credit Agreement contains financial covenants in respect of the Revolving Facility and TLA Facility that require the maintenance of a maximum net leverage ratio and a minimum interest coverage ratio for periods after the Closing Date. The Corporation is required to maintain a maximum Net Leverage Ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of less than or equal to (i) 4.25 to 1.00 as of the end of each of the first, second, third and fourth full fiscal quarters ending after the Closing Date, (ii) 4.00 to 1.00 as of the end of each of the fifth and sixth full fiscal quarters ending after the

Closing Date and (iii) 3.50 to 1.00 as of the end of the seventh full fiscal quarter ending after the Closing Date and as of the end of each fiscal quarter thereafter. In addition, in respect of the Revolving Facility and the TLA Facility the Corporation is required to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of greater than or equal to 3.50 to 1.00. The Corporation was in compliance with these financial covenants as of July 4, 2026.

Public Notes

As of January 3, 2026 the Corporation had outstanding a total of $450.0 million principal amount of public notes (the "Public Notes), consisting of $351.0 million of principal amount of public notes issued by the Corporation in connection with the Steelcase acquisition in exchange for Steelcase public notes in the same principal amount, and $99.0 million principal amount of public notes issued by Steelcase that were not exchanged.

At the acquisition date, the Corporation adjusted the public notes acquired to fair value by recognizing a market discount. Additionally, the Corporation deferred the related debt issuance costs for the Credit Agreement. The fair value adjustment and proportionate share of the deferred debt issuance costs related to the Public Notes, which are classified as a reduction of long-term debt, are being amortized over the term of the Public Notes. The Public Notes discount and deferred debt issuance costs do not reduce the amount owed by the Corporation under the Public Notes. As of July 4, 2026, the Public Notes discount balance and deferred debt issuance costs of $11.1 million are reflected as a reduction to "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Income before income taxes	$71.2	$62.0	$15.5	$80.9
Income taxes	$20.1	$13.8	$3.2	$18.8
Effective tax rate	28.2%	22.2%	20.9%	23.2%

The Corporation’s effective tax rate for the three months ended July 4, 2026 was higher than the rate for the corresponding prior-year period, primarily due to the impact of non-deductible executive compensation, unfavorable equity-based compensation adjustments, and the settlement of certain foreign-related tax positions.

The Corporation's effective tax rate for the six months ended July 4, 2026 was lower than the corresponding prior-year period, primarily due to favorable equity-based compensation adjustments

Note 9.  Fair Value Measurements of Financial Instruments

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

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of July 4, 2026
Cash and cash equivalents (including money market funds) (1)	$105.0	$105.0	$—	$—
Restricted Cash (3)	$7.7	$7.7	$—	$—
Mutual funds (3)	$8.0	$8.0	$—	$—
Government securities (3)	$8.8	$—	$8.8	$—
Corporate bonds (3)	$5.6	$—	$5.6	$—
Foreign exchange forward contracts - assets (2)	$0.1	$—	$0.1	$—
Auction Rate Security (3)	$2.7	$—	$—	$2.7
Interest rate swap derivative - liability (4)	$(0.8)	$—	$(0.8)	$—
Foreign exchange forward contracts - liabilities (4)	$(0.9)	$—	$(0.9)	$—
Put option liability (5)	$(5.6)	$—	$—	$(5.6)

Balance as of January 3, 2026
Cash and cash equivalents (including money market funds) (1)	$209.2	$209.2	$—	$—
Restricted Cash (3)	$8.8	$8.8	$—	$—
Mutual funds (3)	$11.7	$11.7	$—	$—
Government securities (3)	$7.0	$—	$7.0	$—
Corporate bonds (3)	$6.5	$—	$6.5	$—
Foreign exchange forward contracts - assets (2)	$2.2	$—	$2.2	$—
Auction Rate Security (3)	$2.7	$—	$—	$2.7
Interest rate swap derivative - liability (4)	$(2.0)	$—	$(2.0)	$—
Foreign exchange forward contracts - liabilities (4)	$(0.4)	$—	$(0.4)	$—
Put option liability (5)	$(5.6)	$—	$—	$(5.6)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 3, 2026	$1.6	$0.1	$3.3	$(1.5)	$3.5
Other comprehensive income (loss) before reclassifications	(7.2)	(0.2)	—	0.7	(6.7)
Tax (expense) or benefit	—	0.0	—	(0.2)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	0.4	0.4
Balance as of July 4, 2026	$(5.6)	$(0.0)	$3.3	$(0.5)	$(2.9)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2024	$(6.9)	$(0.1)	$(0.1)	$(1.1)	$(8.3)
Other comprehensive income (loss) before reclassifications	0.5	0.2	—	(1.0)	(0.3)
Tax (expense) or benefit	—	(0.0)	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	5.7	—	2.0	0.1	7.9
Balance as of June 28, 2025	$(0.6)	$0.0	$2.0	$(1.8)	$(0.4)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives a one-month Secured Overnight Financing Rate (SOFR) on a $100 million notional value expiring June 14, 2027. As of July 4, 2026, the fair value of the Corporation’s interest rate swap liability was $0.8 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrealized change in value of the interest rate swap is reported net of tax as $0.5 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Derivative financial instrument
Interest rate swap	Interest expense, net	$(0.3)	$(0.1)	$(0.5)	$(0.2)
	Income taxes	0.1	0.0	0.1	0.0
Pension and post-retirement liabilities
Pension settlement	Selling and administrative expenses	—	(2.7)	—	(2.7)
	Income taxes	—	0.7	—	0.7
Foreign currency translation
HNI India divestiture	Restructuring, impairment, and loss on divestiture	—	(5.7)	—	(5.7)
	Net of tax	$(0.2)	$(7.9)	$(0.4)	$(7.9)
Amounts in parentheses indicate reductions to profit.

Dividend

The Corporation declared and paid cash dividends per common share as follows:

	Six Months Ended
	July 4, 2026	June 28, 2025
Dividends per common share	$0.69	$0.67

Stock Repurchase

The following table summarizes shares repurchased and settled by the Corporation:

	Six Months Ended
	July 4, 2026	June 28, 2025
Shares repurchased	—	1.7
Average price per share	$—	$45.75

Cash purchase price	$—	$(79.9)
Purchases unsettled as of quarter end	—	0.4
Prior year purchases settled in current year	—	(0.2)
Shares repurchased per cash flow	$—	$(79.8)

There was no stock repurchase activity during the three and six months ended July 4, 2026. As of July 4, 2026, $84.3 million of the Corporation’s stock repurchase authorization by the board of directors remained available.

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

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended - July 4, 2026			Three Months Ended - June 28, 2025
Computation of Earnings Per Share	Net Income	Basic Shares	Dilutive Shares	Net Income	Basic Shares	Dilutive Shares
Amounts used in calculating earnings per share	$51.1	73.1	73.2	$48.2	46.2	47.1
Impact of participating shares	(0.7)	(1.0)	(1.0)	—	—	—
Amounts used in calculating earnings per share, excluding participating securities	$50.4	72.1	72.1	$48.2	46.2	47.1

Earnings per share		$0.70	$0.70		$1.04	$1.02

	Six Months Ended - July 4, 2026			Six Months Ended - June 28, 2025
Computation of Earnings Per Share	Net Income	Basic Shares	Dilutive Shares	Net Income	Basic Shares	Dilutive Shares
Amounts used in calculating earnings per share	$12.3	73.1	73.2	$62.2	46.6	47.6
Impact of participating shares	(0.1)	(1.3)	(1.3)	—	—	—
Amounts used in calculating earnings per share, excluding participating securities	$12.1	71.8	71.9	$62.2	46.6	47.6

Earnings per share		$0.17	$0.17		$1.33	$1.31

Potentially dilutive shares from stock-based compensation plans included in dilutive shares were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Potentially dilutive shares from stock-based compensation plans	0.0	1.0	0.0	1.0

The year-over-year increase in shares outstanding in 2026 was primarily due to the issuance of 25.2 million shares in December 2025 as part of the consideration to acquire Steelcase.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.8	0.3	0.7	0.1

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

There were no stock options granted during the periods covered below, and as of July 4, 2026, there was no unrecognized compensation cost related to stock option awards.

The following table summarizes expense associated with these plans:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Compensation cost	$9.6	$3.3	$27.7	$10.1
The increase in stock-based compensation expense in the current year was driven by increased grants including new participants following the acquisition of Steelcase. See "Note 3. Acquisitions and Divestitures" for further information on the acquisition of Steelcase.

The units granted by the Corporation had fair values as follows:

	Six Months Ended
	July 4, 2026	June 28, 2025
Restricted stock units	$16.1	$7.3
Performance stock units	$15.8	$7.2

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of July 4, 2026:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$10.7	1.5
Non-vested performance stock units	$16.5	1.3

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $57 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers' acceptances to guarantee certain payments to suppliers; as of July 4, 2026, there was $7 million outstanding related to these types of guarantees. The letters of credit, bonds, and banker’s acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees are less than 4 years in length and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $7 million as of July 4, 2026. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and the associated liability is immaterial.

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

Tariff Refunds

On February 20,2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. On April 20, 2026, U.S. Customs and Border Protection ("CBP") launched the Consolidated Administration and Processing of Entries ("CAPE") process to permit importers to see refunds of previously paid IEEPA tariffs.

The Corporation has elected to apply the principles of the loss recovery model in ASC 410-30 to determine whether it may recognize and measure any tariff refunds. Under this model, the Corporation will record the amounts that are probable to recover as a credit to "Cost of Sales" in the Condensed Consolidated Statements of Comprehensive Income. During the quarter ended July 4, 2026 the Corporation recorded net tariff impacts of 150 basis points to operating income.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net Sales:
Workplace furnishings	$1,323.7	$516.0	$2,509.2	$957.0
Residential building products	148.7	151.1	310.8	309.8
Total	$1,472.4	$667.1	$2,819.9	$1,266.8
Cost of Sales:
Workplace furnishings	$753.0	$298.4	$1,514.1	$571.7
Residential building products	72.2	82.4	158.8	170.6
Total	$825.2	$380.9	$1,672.8	$742.3
Selling and Administrative Expenses:
Workplace furnishings	$456.1	$149.7	$898.4	$293.1
Residential building products	46.6	45.0	93.7	90.6
General corporate	30.4	20.7	55.8	39.3
Total	$533.0	$215.5	$1,047.9	$423.1
Acquisition and Related Costs:
Workplace furnishings	$1.9	$—	$8.5	$—
General corporate	2.3	—	(0.7)	—
Total	$4.2	$—	$7.8	$—
Restructuring, Impairment, and Loss on Divestiture:
Workplace furnishings	$11.1	$2.0	$29.1	$8.4
Residential building products	6.5	—	6.5	—
General corporate	0.3	0.6	0.3	0.6
Total	$17.9	$2.5	$35.9	$8.9
Operating Income (Loss):
Workplace furnishings	$101.7	$65.8	$59.1	$83.8
Residential building products	23.4	23.7	51.9	48.6
General corporate	(33.0)	(21.3)	(55.3)	(39.9)
Total	$92.1	$68.2	$55.7	$92.6
Other Non-Operating Income, Net	2.8	—	4.3	—
Interest Expense, Net	23.7	6.1	44.4	11.7
Income Before Income Taxes	$71.2	$62.0	$15.5	$80.9

Depreciation and Amortization Expense:
Workplace furnishings	$57.8	$16.3	$124.4	$33.4
Residential building products	3.9	3.7	7.7	7.3
General corporate	4.5	4.9	9.2	9.8
Total	$66.2	$25.0	$141.4	$50.5
Capital Expenditures (including capitalized software):
Workplace furnishings	$25.3	$9.9	$54.8	$20.8
Residential building products	2.5	2.3	5.8	5.5
General corporate	1.2	2.9	4.1	4.9
Total	$29.0	$15.0	$64.7	$31.2

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

	July 4, 2026	January 3, 2026
Supplier finance programs obligations	$30.9	$26.1

Note 16. Restructuring, Impairment, and Loss on Divestiture

Restructuring and impairment activity in the current year primarily relate to the Corporation's network optimization initiatives and structural cost actions, which consists primarily of severance and associated expenses, taken across the business. In Workplace Furnishings these costs are mainly the result of facility closure and consolidation costs related to the Wayland, New York facility, along with the termination of Steelcase’s multi-year ERP implementation project. The facility closure and consolidation costs are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs. In Residential Building Products these costs are related to the held for sale status of a small residential building products business. Assets held for sale are included in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.

Prior-year restructuring activity relates to the loss on divestiture of HNI India, described in "Note 3. Acquisitions and Divestitures," and continued manufacturing optimization initiatives in Workplace Furnishings, including production relocation at the Mexico plant and certain domestic plants. These projects are comprised of cash and non-cash set-up and moving costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs.

		Three Months Ended		Six Months Ended
	Classification	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Workplace Furnishings
Facility closure and consolidation costs	Cost of sales	$5.5	$0.1	$8.0	$1.6

Divestiture of HNI India	Restructuring, impairment, and loss on divestiture	—	(0.1)	—	5.8
Structural cost actions	Restructuring, impairment, and loss on divestiture	11.1	2.1	19.5	2.6
Long-lived asset impairments	Restructuring, impairment, and loss on divestiture	—	—	9.5	—

Residential Building Products
Facility closure and consolidation costs	Cost of sales	0.5	—	0.5	—

Structural cost actions	Restructuring, impairment, and loss on divestiture	0.9	—	0.9	—
Long-lived asset impairments	Restructuring, impairment, and loss on divestiture	5.6	—	5.6	—

General Corporate
Structural cost actions	Restructuring, impairment, and loss on divestiture	0.3	—	0.3	—
Divestiture of HNI India	Restructuring, impairment, and loss on divestiture	—	0.6	—	0.6
Total		$23.8	$2.6	$44.3	$10.5

As of July 4, 2026 and January 3, 2026, accrued restructuring expenses of $14.0 million and $13.1 million, respectively, were included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. Cash payments related to these charges in the current year-to-date period were $24.4 million. In the prior year-to-date period, cash payments were not material.

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

The investment balances as of January 3, 2026 were acquired as part of the December 10, 2025 acquisition of Steelcase. The valuation of those acquired investments is preliminary and subject to change during the measurement period. See "Note 3. Acquisitions and Divestitures" for further information on the Steelcase acquisition. The current period increase is related to the Corporation entering into various agreements with dealers to drive alignment, further the dealer relationship, and gain commitments for sale of the Corporation's products.

The Corporation's investments in unconsolidated affiliates and related direct ownership interests are recorded in are summarized below:

	July 4, 2026		January 3, 2026
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments:
Dealer relationships	$42.1	25%-40%	$38.4	25% - 40%
Manufacturing joint venture	8.3	49%	8.0	49%
	50.4		46.4
Cost method investments:
Dealer relationships	32.7	18%	5.8	Less than 10%
Other	0.0	Less than 10%	2.2	Less than 10%
	32.7		8.0
Total investments in unconsolidated affiliates	$83.0		$54.4

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

The Corporation's business is subject to seasonal fluctuations, with higher net sales and earnings typically generated in the second half of the year. As a consequence, interim period results may not be indicative of full year performance.

On December 10, 2025, the Corporation completed its acquisition of Steelcase, a global design and furniture manufacturing company, in a cash and stock transaction valued at approximately $1.9 billion. The acquisition of Steelcase unites two industry leaders to meet the dynamic marketplace and evolving needs of the workplace amid accelerating in-office work trends. This combination of two highly respected companies whose strong foundation, combined with expected synergies, will accelerate the Corporation's ability to invest in long-term operational enhancements, digital transformation, products to meet evolving customer needs, and customer-centered buying experiences. Steelcase is included in the Workplace Furnishings segment. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for more details on the Steelcase acquisition, which affects the comparability of results between the current and prior-year periods.

During the second quarter, the Corporation continues its focus on managing costs across all businesses in response to soft volume to begin the year, driven by current geopolitical uncertainty. In Workplace Furnishings, the strategic focus remains margin expansion. The cost management actions taken in the first two quarters within the segment are in addition to previously announced synergies associated with the integration of Steelcase, the realization of which is consistent with expectations. The Corporation also continues to expect additional savings from network optimization in the legacy Workplace Furnishing businesses over the next three years. The Residential Building Products segment remains focused on driving revenue growth over the long term. The business continues to navigate challenging housing market dynamics resulting from interest rate volatility and affordability issues. The combination of the Corporation's disciplined cost management, Steelcase synergies, and legacy network optimization projects continues to strengthen its earnings visibility story.

Consolidated net sales for the second quarter of 2026 were $1.5 billion, an increase of 121 percent compared to net sales of $667.1 million in the prior-year quarter, with net sales in the Workplace Furnishings segment increasing 157 percent, and Residential Building Products net sales decreasing 1.6 percent. Consolidated and Workplace Furnishings net sales include a $806.9 million year-over-year increase related to the acquisition of Steelcase in December 2025. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information about the acquisition.

Net income attributable to the Corporation in the second quarter of 2026 was $51.1 million compared to $48.2 million in the second quarter of 2025. The current quarter included favorable net tariff impact, higher net sales in the legacy HNI business, and improved net productivity. These factors were offset partially by Steelcase purchase accounting, restructuring and impairment charges, increased interest expense and higher variable compensation.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	Change		July 4, 2026	June 28, 2025	Change
Net sales	$1,472.4	$667.1	121%		$2,819.9	$1,266.8	123%
Cost of sales	825.2	380.9	117%		1,672.8	742.3	125%
Gross profit	647.2	286.2	126%		1,147.1	524.6	119%
Selling and administrative expenses	533.0	215.5	147%		1,047.9	423.1	148%
Acquisition and related costs	4.2	—	NM		7.8	—	NM
Restructuring, impairment, and loss on divestiture	17.9	2.5	606%		35.9	8.9	301%
Operating income	92.1	68.2	35.1%		55.7	92.6	(39.9)%
Other non-operating income, net	2.8	—	NM		4.3	—	NM
Interest expense, net	23.7	6.1	286%		44.4	11.7	281%
Income before income taxes	71.2	62.0	14.7%		15.5	80.9	(80.8)%
Income taxes	20.1	13.8	45.7%		3.2	18.8	(82.7)%
Net income attributable to non-controlling interest	—	0.0	NM		—	0.0	NM
Net income attributable to HNI Corporation	$51.1	$48.2	5.9%		$12.3	$62.2	(80.2)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	44.0	42.9	110	bps	40.7	41.4	-70	bps
Selling and administrative expenses	36.2	32.3	390	bps	37.2	33.4	380	bps
Acquisition and related costs	0.3	—	30	bps	0.3	—	30	bps
Restructuring and impairment charges	1.2	0.4	80	bps	1.3	0.7	60	bps
Operating income	6.3	10.2	-390	bps	2.0	7.3	-530	bps
Income taxes	1.4	2.1	-70	bps	0.1	1.5	-140	bps
Net income attributable to HNI Corporation	3.5	7.2	-370	bps	0.4	4.9	-450	bps

Three Months Ended July 4, 2026 and June 28, 2025

Net Sales

Consolidated net sales for the second quarter of 2026 increased 121 percent compared to the same quarter last year. The increase was driven by the acquisition of Steelcase in December of 2025, which increased year-over-year net sales by $806.9 million.

Gross Profit

Gross profit as a percentage of net sales increased 110 basis points in the second quarter of 2026 compared to the same quarter last year, driven by 240 basis points of tariff refunds along with improved net productivity, which were partially offset by impacts from the acquisition of Steelcase, and restructuring costs related to the Corporation's network optimization projects.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased 390 basis points in the second quarter of 2026 compared to the same quarter last year. The increase was driven by impacts from the acquisition of Steelcase, including $21.9 million of purchase accounting related to the amortization of intangibles and higher variable compensation.

Acquisition and Related Costs

In the current quarter the Corporation recorded costs of $4.2 million associated with the Steelcase acquisition. Acquisition and related costs consist primarily of retention compensation and other professional service fees. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information.

Restructuring and Impairment Charges

In the second quarter of 2026, the Corporation recorded charges of $17.9 million, primarily related to structural cost actions and an impairment charge related to a small residential building products business. In the prior-year quarter, $2.5 million of charges were recorded, primarily related to the Corporation's network optimization projects.

Operating Income

In the second quarter of 2026, operating margin contracted 390 basis points compared to the same quarter last year. This decrease was driven by impacts from the acquisition of Steelcase, including $21.9 million of purchase accounting with respect to intangible amortization related to the preliminary valuation of Steelcase, $23.8 million of restructuring and impairment charges inclusive of restructuring amounts recorded to cost of sales, and higher variable compensation, the effects of which were partially offset by 150 basis points of favorable net tariff impacts and improved net productivity.

Interest Expense, Net

Interest expense, net for the second quarter of 2026 increased to $23.7 million, from $6.1 million in the same quarter last year. The increase was driven by higher average outstanding borrowings incurred to fund the acquisition of Steelcase. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information about such financing.

Income Taxes

The Corporation’s income tax expense for the second quarter of 2026 was $20.1 million on income before taxes of $71.2 million, or an effective tax rate of 28.2 percent. For the second quarter of 2025, the Corporation’s income tax expense was $13.8 million on income before taxes of $62.0 million, or an effective tax rate of 22.2 percent. The increase in the effective tax rate was primarily due to the impact of non-deductible executive compensation, unfavorable equity-based compensation adjustments, and the settlement of certain foreign-related tax positions.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $51.1 million, or $0.70 per diluted share, in the second quarter of 2026, compared to net income of $48.2 million, or $1.02 per diluted share, in the second quarter of 2025.

Six Months Ended July 4, 2026 and June 28, 2025

Net Sales

Consolidated net sales for the first six months of 2026 increased 123 percent compared to the same period last year. The increase was driven by the acquisition of Steelcase in the prior year, which increased year-over-year net sales by $1.6 billion.

Gross Profit

Gross profit as a percentage of net sales decreased 70 basis points in the first six months of 2026 compared to the same period last year, driven by impacts from the acquisition of Steelcase, including $36.4 million of purchase accounting primarily related to inventory step-up, partially offset by tariff refunds in the second quarter of 2026 and improved net productivity.

Selling, General, and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 380 basis points in the first six months of 2026 compared to the same period last year. The increase was driven by impacts from the acquisition of Steelcase, including $49.7 million of purchase accounting primarily related to amortization of intangibles, higher variable compensation, lower net sales in the legacy HNI business, and increased input costs.

Acquisition and Related Costs

In the current year period, the Corporation recorded costs of $7.8 million associated with the Steelcase acquisition. Acquisition and related costs consist primarily of retention compensation, other professional service fees, and change in control compensation expense adjustments.

Restructuring, Impairment, and Loss on Divestiture

In the first six months of 2026, the Corporation recorded charges of $35.9 million primarily related to the termination of Steelcase's multi-year ERP implementation project, structural cost actions, the Corporation's network optimization project, and an impairment charge related to a small residential building projects business. In the prior-year period, charges of $8.9 million were incurred, primarily in connection with a Workplace Furnishings factory optimization initiative.

Operating Income

In the first six months of 2026, operating margin contracted 530 basis points compared to the same quarter last year. This decrease was driven by impacts from the acquisition of Steelcase, including $86.1 million of purchase accounting with respect to inventory step-up and intangible amortization related to the preliminary valuation of Steelcase, $44.3 million of restructuring and impairment charges inclusive of restructuring amounts recorded to cost of sales, and lower net sales in the legacy HNI business, the effects of which were partially offset by net impact of tariffs and improved net productivity.

Interest Expense, Net

Interest expense, net for the first six months of 2026 was $44.4 million, compared to $11.7 million for the same period last year. The increase was driven by higher average outstanding borrowings incurred to fund the acquisition of Steelcase.

Income Taxes

The Corporation’s income tax expense for the first six months of 2026 was $3.2 million on income before taxes of $15.5 million, or an effective tax rate of 20.9 percent. For the first six months of 2025, the Corporation’s income tax expense was $18.8 million on income before taxes of $80.9 million, or an effective tax rate of 23.2 percent. The decrease in the effective tax rate was primarily due to favorable equity-based compensation adjustments.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $12.3 million, or $0.17 per diluted share, in the first six months of 2026, compared to net income of $62.2 million, or $1.31 per diluted share, in the first six months of 2025.

Workplace Furnishings

The following table presents certain results of operations in the Workplace Furnishings segment:

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	Change		July 4, 2026	June 28, 2025	Change
Net sales	$1,323.7	$516.0	157%		$2,509.2	$957.0	162%
Operating income	$101.7	$65.8	54.5%		$59.1	$83.8	(29.5)%
Operating income %	7.7%	12.8%	-510	bps	2.4%	8.8%	-640	bps

Three Months Ended July 4, 2026 and June 28, 2025

Second quarter 2026 net sales for the Workplace Furnishings segment increased 157 percent compared to the same quarter last year. The increase was driven by the acquisition of Steelcase in December of 2025, which increased net sales by $806.9 million.

Operating income as a percentage of net sales in the second quarter of 2026 decreased 510 basis points compared to the same period in 2025. The decrease was driven by impacts from the acquisition of Steelcase, including $21.9 million of purchase accounting with respect to intangible amortization related to the preliminary valuation of Steelcase, $16.6 million of restructuring and impairment costs, and $1.9 million of acquisition and related costs, as well as lower net sales in the legacy HNI business, partially offset by 170 basis points of favorable net tariff impacts and improved net productivity.

Six Months Ended July 4, 2026 and June 28, 2025

Net sales for the first six months of 2026 for the Workplace Furnishings segment increased 162 percent compared to the same period last year. The increase was driven by the acquisition of Steelcase in December of 2025, which increased net sales by $1.6 billion.

Operating income as a percentage of net sales in the first six months of 2026 decreased 640 basis points compared to the same period in 2025. The decrease was driven by impacts from the acquisition of Steelcase, including $86.1 million of purchase accounting with respect to inventory step-up and intangible amortization related to the preliminary valuation of Steelcase, $37.0 million of restructuring and impairment costs, and $8.5 million of acquisition and related costs, as well as lower net sales in the legacy HNI business, partially offset by net tariff impacts and improved net productivity.

Residential Building Products

The following table presents certain results of operations in the Residential Building Products segment:

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	Change		July 4, 2026	June 28, 2025	Change
Net sales	$148.7	$151.1	(1.6)%		$310.8	$309.8	0.3%
Operating income	$23.4	$23.7	(1.2)%		$51.9	$48.6	6.6%
Operating income %	15.7%	15.7%	—	bps	16.7%	15.7%	100	bps

Three Months Ended July 4, 2026 and June 28, 2025

Second quarter 2026 net sales for the Residential Building Products segment decreased 1.6 percent compared to the same quarter last year, with decreased net sales in the new home market partially offset by increased remodel-retrofit sales.

Operating income as a percentage of net sales was unchanged in the second quarter of 2026 from the same quarter last year, with an increase from 420 basis points of favorable net tariff impacts, improved net productivity, and lower core SG&A offset by an impairment charge and lower net sales volume.

Six Months Ended July 4, 2026 and June 28, 2025

Net sales for the first six months of 2026 for the Residential Building Products segment increased 0.3 percent compared to the same period last year, as increased net sales in remodel-retrofit were mostly offset by decreased net sales in the new home market.

Operating income as a percentage of net sales in the first six months of 2026 increased 100 basis points compared to the same period last year driven by improved net productivity and net tariff impacts, partially offset by lower net sales volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing revolving credit facility, and the Corporation's ability to access capital markets, are expected to be adequate to fund the Corporation's operations and satisfy its other cash requirements for at least the next twelve months. The Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $103 million of borrowings outstanding as of July 4, 2026, and maintain compliance with specified financial covenants.

Cash Flow – Operating Activities

Operating cash flows were a use of $32.0 million of cash for the first six months of 2026 compared to a source of $43.7 million of cash for the first six months of 2025. Higher working capital usage, driven by the settlement of certain acquisition related expense accruals were the primary driver of the difference versus the year-ago period.

Cash Flow – Investing Activities

Capital Expenditures - Capital expenditures, including capitalized software, for the first six months of 2026 were $64.7 million compared to $31.2 million for the same period last year. The current-period capital expenditures are primarily applied to machinery, equipment, and tooling required to support continuing operations, continuous improvements, and cost savings initiatives in the manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital capabilities. For the full year 2026, capital expenditures are expected to be approximately $130 to $140 million.

Cash Flow – Financing Activities

Debt - As discussed in "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements, the Corporation maintains a revolving credit facility as the primary source of committed funding from which the Corporation finances its seasonal working capital needs and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions. Cash flows included in financing activities for the current and prior periods presented include periodic borrowings and repayments under the revolving credit facility as part of normal operations.

The Corporation also has borrowings outstanding under (i) a senior secured TLA Facility, (ii) a senior secured TLB Facility, and (iii) Public Notes. During the second quarter of 2026, the Corporation refinanced borrowings under the TLB Facility, achieving a reduction of the borrowing rate on the TLB Facility. Cash flows included in financing activities in the current period include the refinancing of the borrowings under the TLB Facility and related debt issuance costs along with the scheduled principal amortization payments under the TLA and TLB Facilities.

Dividends - The Corporation is committed to maintaining or modestly increasing the quarterly dividend rate. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Dividends per common share	$0.35	$0.34	$0.69	$0.67

During the second quarter of 2026, the Board of Directors declared the regular quarterly cash dividend at the rate of $0.35 per share on May 18, 2026. This represents a $0.01 per share or 2.9 percent increase from the prior quarterly dividend level. The dividend was paid on June 10, 2026, to shareholders of record as of May 29, 2026.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the six months ended July 4, 2026, the Corporation did not repurchase any of its outstanding common stock. As of July 4, 2026, $84.3 million was available under the current authorization of the Board of Directors for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments is presented in the 2025 Form 10-K. There were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first six months of 2026.

Commitments and Contingencies

See "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further information about the Corporation's commitments and contingencies.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Condensed Consolidated Financial Statements, prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on a variety of other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. A summary of the more significant accounting policies requiring the use of estimates and assumptions in preparing the financial statements is provided in the 2025 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 aims to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of costs and expenses, including purchases of inventory, employee compensation, selling expenses, depreciation, and intangible asset amortization within commonly presented captions on the face of the income statement. Disclosures are required to be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU becomes effective for the Corporation for its fiscal year ending December 2027, and for interim periods beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation expects additional detailed disclosures to be made for several cost and expense categories following adoption of the ASU, but is still evaluating the full impact of this guidance on the Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes internal-use software guidance, eliminating accounting consideration for software development stages, requiring cost capitalization when management has authorized and is committed to funding the project and it is probable the project will be completed and the software used for its intended function. The ASU becomes effective beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance to the Consolidated Financial Statements, and expects that adoption could impact the capitalization patterns of its internal use software.

Looking Ahead

The Corporation continues to navigate near-term uncertainty driven by macroeconomic conditions. However, management remains optimistic about the long-term prospects in the workplace furnishings and residential building products markets. Management believes the Corporation continues to compete well and remains confident that the investments made in the business will continue to generate strong returns for shareholders.

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

The following factors related to the Steelcase acquisition, among others, could cause actual results to differ materially from those expressed in or implied by forward-looking statements: the risk that the synergies and other benefits of the Steelcase acquisition may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, trade policy (including tariff levels), laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which HNI and Steelcase operate; any failure to promptly and effectively integrate the businesses of HNI and Steelcase; and potential adverse reactions to the transaction of HNI’s or Steelcase’s customers, employees or other business partners.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 4, 2026, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the 2025 Form 10-K.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of July 4, 2026, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except with respect to the internal controls over financial reporting of Steelcase, which was acquired in December 2025, (see "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements). In conducting its evaluation of the effectiveness of internal control over financial reporting, the Corporation has elected to exclude Steelcase Inc. from its evaluation as of July 4, 2026, as permitted by the regulations of the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board of Directors. The Corporation’s most recent share purchase authorization from May 17, 2022 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of July 4, 2026, $84.3 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board of Directors at any time. The Corporation did not repurchase any of its shares during the second quarter of 2026.

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

During the three months ended July 4, 2026, none of the Corporation's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1
Amendment No. 3 to Credit Agreement by and among HNI Corporation, the other Credit Parties party thereto, the 2026 Refinancing Term Lenders party thereto, and Wells Fargo Bank, National Association, effective as of June 10, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 10, 2026)

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

HNI Corporation

Date: August 4, 2026	By:	/s/ Vincent P. Berger
Vincent P. Berger
Executive Vice President and Chief Financial Officer