Form 10-Q
period 2026-10-03
HNI CORP
filed 2026-11-03
CIK 48287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM		10-Q

☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			October 3, 2026

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number:			1-14225

HNI Corporation
Iowa	(Exact name of registrant as specified in its charter)				42-0617510
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
600 East Second Street
P.O. Box 1109
Muscatine		,	Iowa	52761-0071
(Address of principal executive offices) (Zip Code)

		(563)	272-7400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)				Name of each exchange on which registered
Common Stock	HNI				New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value	Outstanding as of		October 3, 2026		72,273,322

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Net sales	$1,592.9	$683.8	$4,412.9	$1,950.6
Cost of sales	914.4	395.7	2,587.2	1,138.0
Gross profit	678.5	288.1	1,825.6	812.6
Selling and administrative expenses	533.6	214.4	1,581.5	637.4
Acquisition and related costs	0.9	8.3	8.6	8.3
Restructuring, impairment, and loss on divestiture	7.3	0.8	43.1	9.7
Operating income	136.7	64.6	192.4	157.2
Other non-operating income, net	4.0	—	8.3	—
Interest expense, net	19.4	7.2	63.8	18.9
Income before income taxes	121.3	57.4	136.8	138.3
Income taxes	31.3	16.2	34.5	34.9
Net income	90.0	41.2	102.3	103.4
Less: Net income attributable to non-controlling interest	0.0	—	0.0	0.0
Net income attributable to HNI Corporation	$90.0	$41.2	$102.3	$103.4

Average number of common shares outstanding – basic	72.3	45.8	72.0	46.3
Net income attributable to HNI Corporation per common share – basic	$1.23	$0.90	$1.40	$2.23
Average number of common shares outstanding – diluted	72.5	46.7	72.1	47.3
Net income attributable to HNI Corporation per common share – diluted	$1.23	$0.88	$1.40	$2.19

Foreign currency translation adjustments	$(3.7)	$0.1	$(10.9)	$6.3
Change in unrealized gains (losses) on marketable securities, net of tax	(0.2)	0.0	(0.3)	0.2
Change in pension and post-retirement liability, net of tax	—	—	—	2.0
Change in derivative financial instruments, net of tax	0.3	0.2	1.3	(0.5)
Other comprehensive income (loss), net of tax	(3.6)	0.3	(10.0)	8.1
Comprehensive income	86.4	41.5	92.3	111.5
Less: Comprehensive income attributable to non-controlling interest	0.0	—	0.0	0.0
Comprehensive income attributable to HNI Corporation	$86.4	$41.5	$92.3	$111.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	October 3, 2026	January 3, 2026
Assets
Current Assets:
Cash and cash equivalents	$110.3	$209.2
Short-term investments	3.7	6.5
Receivables	704.0	571.1
Allowance for credit losses	(2.1)	(1.1)
Inventories, net	507.5	475.3
Prepaid expenses and other current assets	169.0	150.9
Total Current Assets	1,492.5	1,411.9

Property, Plant, and Equipment:
Land and land improvements	147.8	99.1
Buildings	649.4	529.1
Machinery and equipment	921.3	1,128.5
Construction in progress	65.0	58.5
	1,783.5	1,815.2
Less accumulated depreciation	(765.6)	(678.0)
Net Property, Plant, and Equipment	1,017.9	1,137.2

Right-of-use - Finance Leases	13.1	11.3

Right-of-use - Operating Leases	275.6	274.5

Goodwill and Other Intangible Assets, net	1,798.8	1,702.6

Other Assets	387.6	347.6

Total Assets	$4,985.5	$4,885.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Balance Sheets (In millions)
(Unaudited)

	October 3, 2026	January 3, 2026
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,007.8	$1,016.4
Current maturities of debt	22.7	16.2
Current maturities of other long-term obligations	14.7	38.2
Current lease obligations - Finance	4.4	4.2
Current lease obligations - Operating	72.8	64.4
Total Current Liabilities	1,122.4	1,139.3

Long-Term Debt	1,331.8	1,276.9

Long-Term Lease Obligations - Finance	9.0	7.3

Long-Term Lease Obligations - Operating	217.0	224.6

Other Long-Term Liabilities	193.4	220.4

Deferred Income Taxes	236.4	180.9

Total Liabilities	3,110.0	3,049.5

Equity:
HNI Corporation shareholders’ equity	1,869.1	1,835.6

Non-controlling interest	6.4	—

Total Equity	1,875.5	1,835.6

Total Liabilities and Equity	$4,985.5	$4,885.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Equity (In millions, except per share data)
(Unaudited)

	Three Months Ended - October 3, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, July 4, 2026	$72.2	$1,184.4	$551.4	$(2.9)	$—	$1,805.2
Comprehensive income:
Net income	—	—	90.0	—	0.0	90.0
Other comprehensive income (loss), net of tax	—	—	—	(3.6)	—	(3.6)
Non-controlling interest recognized in business combination	—	—	—	—	6.4	6.4
Dividends payable	—	—	(0.4)	—	—	(0.4)
Cash dividends; 0.35 per share	—	—	(25.5)	—	—	(25.5)
Common shares – treasury:
Shares purchased	(0.1)	(6.2)	—	—	—	(6.3)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	0.2	9.4	—	—	—	9.7
Balance, October 3, 2026	$72.3	$1,187.7	$615.6	$(6.4)	$6.4	$1,875.5

	Nine Months Ended - October 3, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
Balance, January 3, 2026	$71.3	$1,170.3	$590.4	$3.5	$—	$1,835.6
Comprehensive income:
Net income	—	—	102.3	—	0.0	102.3
Other comprehensive income (loss), net of tax	—	—	—	(10.0)	—	(10.0)
Non-controlling interest recognized in business combination	—	—	—	—	6.4	6.4
Dividends payable	—	—	(1.5)	—	—	(1.5)
Cash dividends; 1.04 per share	—	—	(75.7)	—	—	(75.7)
Common shares – treasury:
Shares purchased	(0.1)	(6.2)	—	—	—	(6.3)
Shares issued under Members’ Stock Purchase Plan and stock awards, net of tax	1.2	23.5	—	—	—	24.7
Balance, October 3, 2026	$72.3	$1,187.7	$615.6	$(6.4)	$6.4	$1,875.5

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (In millions)
(Unaudited)
	Nine Months Ended
	October 3, 2026	September 27, 2025
Net Cash Flows From (To) Operating Activities:
Net income	$102.3	$103.4
Non-cash items included in net income:
Depreciation and amortization	211.8	75.4
Other post-retirement and post-employment benefits	2.6	0.8
Stock-based compensation	33.5	13.3
Deferred income taxes	15.9	25.9
Asset impairment charges	14.6	—
Loss on sale of subsidiary	—	6.6
Inventory step-up	31.3	—
Other – net	5.6	4.9
Net change in cash from operating assets and liabilities:
Receivables	(95.6)	(18.7)
Inventories	(13.5)	(2.9)
Prepaid Expenses and Other	(42.9)	(7.3)
Accounts payable and accrued expenses	(40.9)	(4.6)
Income taxes payable	(1.9)	(0.2)
Increase (decrease) in other liabilities	(59.7)	2.4
Net cash flows from (to) operating activities	163.3	198.9

Net Cash Flows From (To) Investing Activities:
Capital expenditures	(86.9)	(49.6)
Capitalized software	(4.2)	(1.3)
Acquisition, net of cash acquired	(24.1)	—
Purchase of investments	(2.9)	(2.1)
Sales or maturities of investments	6.5	3.2
Net proceeds from sale of subsidiary	—	8.1
Investment in Unconsolidated Affiliate Purchases	(46.4)	—
Investment in Unconsolidated Affiliate Proceeds	10.0	—
Proceeds from sale of property, plant, and equipment	19.3	3.5
Other – net	1.7	—
Net cash flows from (to) investing activities	(127.0)	(38.1)

Net Cash Flows From (To) Financing Activities:
Payments of debt	(363.8)	(377.4)
Proceeds from debt	384.1	357.1
Dividends paid	(77.6)	(47.5)
Purchase of HNI Corporation common stock	(5.6)	(83.6)
Proceeds from sales of HNI Corporation common stock	7.4	3.3
Withholding related to net share settlements of equity based awards	(22.6)	(5.6)
Repayment of Company Owned Life Insurance ("COLI") policy loans	(56.0)	—
Other – net	(0.9)	(9.0)
Net cash flows from (to) financing activities	(135.0)	(162.6)

Net increase (decrease) in cash and cash equivalents	(98.7)	(1.8)
Cash, cash equivalents, and restricted cash at beginning of period(1)	217.9	22.5
Cash, cash equivalents, and restricted cash at end of period (1)	$119.3	$20.7
(1) Restricted cash as of October 3, 2026, September 27, 2025, and January 3, 2026 was $9.0 million, $2.4 million, and $8.8 million, respectively, and is included in "Other Assets" in the Consolidated Balance Sheets.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Amounts may not sum due to rounding.

HNI Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
October 3, 2026

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of HNI Corporation (individually and together with its consolidated subsidiaries, the "Corporation" or "HNI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The January 3, 2026 consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine months ended October 3, 2026 are not necessarily indicative of the results expected for the fiscal year ending January 2, 2027 or for any other period. For further information, refer to the consolidated financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 2026 filed with the Securities and Exchange Commission. All dollar amounts presented are in millions, except per share data or where otherwise indicated. Amounts may not sum due to rounding.

On December 10, 2025, the Corporation acquired Steelcase Inc. ("Steelcase"). The Corporation included the financial results of Steelcase in the Condensed Consolidated Financial Statements starting as of the date of acquisition. References to "legacy" HNI businesses in this report exclude the acquisition of Steelcase and its impact on the Corporation's businesses. See "Note 3. Acquisitions and Divestitures" for further information.

Certain reclassifications have been made within the financial statements to conform to the current period presentation.

Note 2. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue from contracts with customers disaggregated by product category is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Systems, storage, and tables	$634.3	$309.9	$1,792.1	$907.1
Seating	365.3	161.1	1,021.0	444.4
Education	176.7	25.1	422.6	53.7
Other(1)	241.7	20.9	691.5	68.8
Total workplace furnishings	1,417.9	516.9	3,927.1	1,473.9

Residential building products	175.0	166.9	485.7	476.7
Net sales	$1,592.9	$683.8	$4,412.9	$1,950.6

(1) The other category consists of architectural products, workspace accessories, and miscellaneous product lines and services.

Sales by product category are subject to similar economic factors and market conditions. See "Note 14. Reportable Segment Information" for further information about operating segments.

The increase in Workplace Furnishings net sales in the current year period was driven by the acquisition of Steelcase in December 2025. See "Note 3. Acquisitions and Divestitures" for further information.

Contract Liabilities

The Corporation has contract liabilities consisting of customer deposits included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets as follows:

	October 3, 2026	January 3, 2026
Contract liabilities - Customer deposits	$117.6	$102.9

Contract liabilities for customer deposits paid to the Corporation prior to the satisfaction of performance obligations are recognized as revenue upon completion of the performance obligations. The contract liability balance related to customer deposits was $102.9 million as of January 3, 2026, of which $93.6 million was recognized as revenue in the nine months ended October 3, 2026.

In addition to trade receivables, the Corporation has other assets consisting of funds paid up-front to certain workplace furnishings dealers in exchange for their multi-year commitment to market and sell the Corporation’s products. These assets are amortized over the term of the contracts and recognized as a reduction of revenue and are as follows in the Condensed Consolidated Balance Sheets:

	October 3, 2026	January 3, 2026
Current - Prepaid expenses and other current assets	$5.3	$3.1
Long Term - Other assets	$57.5	$26.3
The increase in assets in the current year was driven by additional investments in workplace furnishings dealers.

Note 3.  Acquisitions and Divestitures

Acquisition - Workplace Furnishings Dealer

In September 2026, the Corporation contributed $25.5 million in cash to a workplace furnishings dealer in exchange for 70 percent of controlling equity interests. The dealer held $1.3 million in cash at the time of acquisition, resulting in a net cash transfer of $24.1 million. Non-controlling interest was valued at $6.4 million and the Corporation also assumed $35.4 million of the dealer's existing debt, which includes a $23 million asset-based revolving credit facility and a $12 million redemption note, for a total valuation of $67.3 million.

The acquisition was accounted for using the acquisition method pursuant to ASC 805, Business Combinations, with goodwill recorded in an amount representing the excess of the purchase price over the fair value of identifiable tangible and intangible assets and liabilities. The preliminary assets and liabilities of the dealer are included in the Corporation's Workplace Furnishings segment, and goodwill, which is expected to be tax deductible, is assigned to the Workplace Furnishings segment.

The provisional purchase price allocation and estimated useful lives of identified intangible assets as of the date of acquisition are as follows:

	September 18, 2026
	Fair Value	Weighted-average useful life
Assets
Cash	$1.3
Receivables	44.7
Inventories	20.3
Prepaid expenses and other current assets	9.9
Property, Plant, and Equipment	10.9
ROU Assets	28.1
Goodwill	5.5
Trade name	2.8	7 years
Customer relationships	14.5	4 years
Backlog	7.9	1 year
Total Assets	$146.0

Liabilities
Accounts payable and accrued expenses	$50.7
Lease Obligations	28.1
Debt	35.4
Total Liabilities	$114.2

Net assets and liabilities	$31.8
Less: Non-controlling interest	6.4
Cash purchase price	$25.5

The provisional purchase price accounting and measurement period of the acquisition remain open. The valuation analysis requires the use of complex management estimates and assumptions such as future cash flows, discount rates, royalty rates, and long-term growth rates. The valuation of the non-controlling interest was estimated using an option pricing model that allocated the acquired dealer's equity value among its outstanding equity classes based on their respective economic rights and preferences. At this time, assets, liabilities, and non-controlling interest are recorded based on preliminary assumptions, and the Corporation has not finalized the determination of the fair values. The portions of the allocation that are provisional may be adjusted to reflect the finally determined amounts, and those adjustments may be material. The Corporation expects to finalize the purchase price allocation during 2027.

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

HNI obtained revolving and term credit facilities in an aggregate principal amount of $865 million, the proceeds of which were used for the consummation of the acquisition, including the payment of the cash consideration, the repayment of existing indebtedness of HNI and Steelcase, and the payment of fees, costs and commissions in connection with the foregoing. See “Note 7. Debt.”

The Corporation has incurred an aggregate of $103.2 million in "Acquisition and related costs" in the Condensed Consolidated Statements of Comprehensive Income related to this transaction, of which $94.7 million of expenses were incurred as corporate costs and $8.5 million of expenses were recorded in the Workplace Furnishings segment. In addition, $9.5 million of interest-related expenses were incurred and included in "Interest expense, net" in the Condensed Consolidated Statements of Comprehensive Income. The majority of these expenses were incurred during 2025 when the Corporation incurred $94.6 million in acquisition-related charges and $9.5 million of interest-related charges. In the nine months ended October 3, 2026, $8.6 million of expenses were incurred and included in "Acquisition and related costs" in the Condensed Consolidated Statements of Comprehensive Income. Acquisition and related costs include change in control compensation expense, transaction success fees, retention compensation, and other professional services fees. Incurred primarily in 2025, capitalized costs related to the transaction included $12.0 million of financing fees in "Long-Term Debt," $2.0 million of financing fees in "Other Assets," $0.5 million of financing fees in "Prepaid expenses and other current assets," and $2.1 million of stock issuance fees in "HNI Corporation's shareholders' equity" in the Condensed Consolidated Balance Sheets.

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

The preliminary purchase price allocation at the date of acquisition is as follows:

December 10, 2025
Assets
Cash and cash equivalents	$429.3
Restricted cash	7.3
Receivables	393.4
Inventories	351.4
Prepaid expenses and other current assets	109.3
Property, plant, and equipment	551.9
Right-of-use operating leases	175.4
Goodwill	394.6
Identified intangible assets	871.0
Other assets	224.9
Total Assets	$3,508.6

Liabilities
Accounts payable and accrued expenses	$707.1
Current lease obligations – operating	39.3
Long Term Debt	437.5
Long-term lease obligations – operating	135.9
Other long-term liabilities	131.0
Deferred income taxes	135.5
Total Liabilities	$1,586.2

Net Assets and Liabilities	$1,922.3

All preliminary goodwill is assigned to the Workplace Furnishings segment.

The following table summarizes the acquired identified intangible assets and weighted average useful lives:

Category	Weighted-average useful life	Fair Value
Customer lists	12.7 years	330.0
Trademarks and trade names – Definite-lived	10 years	36.0
Acquired technology	6 years	99.0
Software	5 years	90.0
Backlog	1 year	30.0
Trademarks and trade names – Indefinite-lived	Indefinite-lived	286.0
Total identified intangible assets		$871.0

The valuation analysis involves complex management estimates and assumptions using income, market and cost approaches and assumptions such as property appraisals, projections of future revenues, cost and cash flows, discount rates, royalty rates, long-term growth rates, and technology build costs. At this time, assets and liabilities are recorded based on preliminary data and assumptions as the Corporation is in the process of reviewing information related to the determination of the fair values. The provisional assets and liabilities will be adjusted to reflect the finally determined amounts, and those adjustments may be material. Currently, the fair values of all assets acquired and assumed liabilities are considered preliminary. The fair value measurements of property, plant, and equipment and intangible assets are characterized as Level 3 in the fair value hierarchy. The Corporation expects to finalize the purchase price allocation in the fourth quarter of 2026. During the nine months ended October 3, 2026, revisions were made to the purchase price allocation that resulted in a net decrease to goodwill of $121.3 million, primarily due to provisional valuation adjustments to: intangible assets (increased $281.0 million), inventory (increased

$31.3 million), net deferred tax liability (increased $41.1 million), property, plant, and equipment (decreased $70.8 million), and other assets (decreased $85.2 million). Purchase accounting associated with the measurement period adjustments in the current year which would have been recognized at the acquisition date had the information been known totaled $16.6 million. Of this amount, $11.6 million was included in Cost of sales in the Condensed Consolidated Statements of Comprehensive Income, and related to the inventory step-up and additional depreciation for the preliminary valuation adjustment to property, plant and equipment. The remaining $5.0 million was included in Selling and administrative expenses and related to amortization of intangible assets and additional depreciation resulting from the preliminary valuation.

The following table summarizes the results of Steelcase operations included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2026, including pretax acquisition and related costs of $0.1 million and $19.9 million, respectively, and purchase accounting of $24.8 million and $110.9 million, respectively.

	Three Months Ended - October 3, 2026	Nine Months Ended - October 3, 2026
Net sales	$870.6	$2,451.5
Net income (loss)	$25.3	$(46.0)

Pro Forma Results of Operations - Steelcase Acquisition (Unaudited)

The following table provides, on a pro forma basis, the combined results of operations of HNI Corporation and Steelcase for the three and nine months ended September 27, 2025, as though the acquisition and related financing had occurred as of December 31, 2023, the first day of the Corporation’s 2024 fiscal year. The pro forma results include certain purchase accounting adjustments such as: elimination of sales between HNI Corporation and Steelcase-owned dealers; estimated depreciation and amortization expense on acquired tangible and intangible assets; stock based compensation associated with additional awards; interest associated with additional borrowings to finance the acquisition; non-recurring transaction costs as outlined above; and the impact to income tax expense. This pro forma information is not necessarily reflective of what the Corporation’s results would have been had the acquisition occurred on the date indicated, nor is it indicative of future results.

	Three Months Ended - September 27, 2025	Nine Months Ended - September 27, 2025
Net sales	$1,511.5	$4,422.0
Net income	$48.1	$131.1

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

	October 3, 2026	January 3, 2026

Finished products, net	$258.8	$217.3
Materials and work in process, net	302.1	310.7
LIFO allowance	(53.3)	(52.7)
Total inventories, net	$507.5	$475.3

Inventory valued by the LIFO costing method	69%	61%

The increase in inventory valued at LIFO was driven by additional pools of inventory being valued at LIFO starting in the first quarter of 2026, the impact of which was immaterial to the LIFO allowance.

Note 5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following:

	October 3, 2026	January 3, 2026
Goodwill, net	$842.2	$958.0
Definite-lived intangible assets, net	623.7	425.5
Indefinite-lived intangible assets	333.0	319.1
Total goodwill and other intangible assets, net	$1,798.8	$1,702.6

Goodwill

The activity in the carrying amount of goodwill, by reporting segment, was as follows:

	Workplace Furnishings	Residential Building Products	Total
Balance as of January 3, 2026
Goodwill	$800.3	$222.4	$1,022.7
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of January 3, 2026	735.7	222.3	958.0

Goodwill acquired / measurement period adjustments	(115.8)	—	(115.8)

Balance as of October 3, 2026
Goodwill	684.4	222.4	906.9
Accumulated impairment losses	(64.6)	(0.1)	(64.7)
Net goodwill balance as of October 3, 2026	$619.9	$222.3	$842.2

Goodwill acquired / measurement period adjustments in the current year primarily relate to the acquisition of Steelcase in the fourth quarter of 2025 and a workplace furnishings dealer acquisition in the third quarter of 2026. Goodwill related to the acquisition of Steelcase may change materially during 2026 while the measurement period is open. See "Note 3. Acquisitions and Divestitures" for further information.

Definite-lived intangible assets

The table below summarizes amortizable definite-lived intangible assets, which are reflected in "Goodwill and Other Intangible Assets, net" in the Condensed Consolidated Balance Sheets:

	October 3, 2026			January 3, 2026
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Software	$287.3	$188.2	$99.1	$275.1	$244.7	$30.4
Trademarks and trade names	51.7	10.9	40.8	15.6	9.5	6.2
Customer lists and other	613.1	129.3	483.9	454.2	65.3	388.9
Total definite-lived intangible assets	$952.1	$328.4	$623.7	$745.0	$319.5	$425.5

Amortization expense is reflected in "Selling and administrative expenses" in the Condensed Consolidated Statements of Comprehensive Income and was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Capitalized software	$7.8	$4.5	$25.5	$13.9
Other definite-lived intangibles	$22.5	$2.6	$68.8	$7.8

Amortization expense in the current-year period was primarily impacted by adjustments to intangible asset values based on the preliminary valuation of definite-lived intangibles acquired with Steelcase. The Steelcase measurement period is expected to close in the fourth quarter of 2026.

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

	2026 (Q4)	2027	2028	2029	2030
Amortization expense	$33.9	$88.7	$77.7	$76.4	$73.2

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

	October 3, 2026	January 3, 2026
Trademarks and trade names	$333.0	$319.1

The increase in the current-year period was due to an adjustment in the value of the indefinite-lived trade name based on the preliminary valuation of Steelcase and is subject to change with the finalization of the valuation analysis in the fourth quarter of 2026.

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

Activity associated with warranty obligations was as follows:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Balance at beginning of period	$48.2	$17.5
Accruals for warranties issued	26.7	10.6
Settlements	(24.2)	(9.6)
Accruals included in acquisition / divestiture	0.6	(0.4)
Balance at end of period	$51.3	$18.1

The increase in activity and balances during the current-year period was due to the acquisition of Steelcase during December 2025, described in "Note 3. Acquisitions and Divestitures".

The current and long-term portions of the allowance for estimated settlements are included within "Accounts payable and accrued expenses" and "Other Long-Term Liabilities," respectively, in the Condensed Consolidated Balance Sheets. The following table summarizes when these estimated settlements are expected to be paid:

	October 3, 2026	January 3, 2026
Current - in the next twelve months	$19.8	$19.3
Long-term - beyond one year	31.5	28.9
Total	$51.3	$48.2

Note 7.  Debt

Debt is as follows:

	October 3, 2026	January 3, 2026
Revolving credit facility with interest at a variable rate (October 3, 2026 - 5.4%; January 3, 2026 - 5.3%)	$45.0	$15.0
Term Loan A with interest at a variable rate (October 3, 2026 - 5.4%; January 3, 2026 - 5.2%)	343.4	350.0
Term Loan B with interest at a variable rate (October 3, 2026 - 5.5%; January 3, 2026 - 5.8%)	496.3	500.0
Asset-based revolving credit facility with interest at a variable rate (October 3, 2026 - 5.9%)	27.2	—
Public Notes with fixed rates due in 2029 with an interest rate of 5.125%	450.0	450.0
Redemption note with fixed rate due in 2031 with an interest rate of 6.0%	12.0	—
Other amounts	—	2.4
Deferred debt issuance costs	(19.4)	(24.3)
Total debt	1,354.5	1,293.1
Less: Current maturities of debt	22.7	16.2
Long-term debt	$1,331.8	$1,276.9

The aggregate carrying value of the Corporation’s variable-rate, long-term debt obligations under the revolving credit facility, term loan facilities, and asset-based revolving credit facility at October 3, 2026 was $912 million, which approximated fair value. The fair value of the public notes was estimated based on a discounted cash flow method (Level 2) to be $436 million at October 3, 2026. The fair value of a redemption note the Corporation assumed in a current-quarter dealer acquisition was estimated based on a discounted cash flow method (Level 2) to be $12 million at October 3, 2026. See "Note 3. Acquisitions and Divestitures" for further information on acquisitions.

Credit Facilities for Steelcase Merger Agreement Transactions

On September 5, 2025, in connection with the acquisition of Steelcase, the Corporation entered into a Credit Agreement, by and among the Corporation, certain domestic subsidiaries of the Corporation, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and other parties named therein (as amended, restated, supplemented or otherwise modified from time to time, including by Amendment No. 1 to Credit Agreement, dated as of November 5, 2025, and Amendment No. 2 to Credit Agreement, dated as of December 10, 2025, the “Credit Agreement”). The Credit Agreement establishes (i) a senior secured revolving credit facility (the “Revolving Facility,” and the loans thereunder, the “Revolving Loans”), (ii) a senior secured “term loan A” credit facility (the “TLA Facility,” and the loans thereunder, the “Term A Loans”) and (iii) a senior secured “term loan B” credit facility (the “TLB Facility,” and the loans thereunder, the “Term B Loans”). Upon completion of the Steelcase acquisition on December 10, 2025 (the "Closing Date"), the Corporation executed borrowings under these Credit Agreement facilities, which were used primarily to repay and retire outstanding credit facilities and to fund the completion of the Steelcase acquisition.

On June 10, 2026, the Corporation entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”). Amendment No. 3 provides for a new $499 million tranche of term loans maturing in 2032 (the “2026 Replacement Term B Loans”), the proceeds of which were used to refinance all outstanding Term B Loans. Substantially all terms and conditions of the Credit Agreement were unchanged by Amendment No. 3 other than the Applicable Percentage for the 2026 Refinancing Term B Loans (as defined in the Credit Agreement).

Revolving Credit Facility

As of October 3, 2026, the Corporation had $45 million of borrowings outstanding under the $425 million Revolving Facility. The Revolving Facility has a scheduled maturity date of the earlier of (a) 5 years after the Closing Date or (b) a customary springing maturity date. The entire amount drawn under the Revolving Facility is considered long-term as the Corporation assumes no obligation to repay any of the amounts borrowed in the next twelve months. The Corporation can access the full $425 million of borrowing capacity available under the Revolving Facility, which includes the $45 million of borrowings outstanding as of October 3, 2026, and maintain compliance with the financial covenants under the Credit Agreement, described below.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of deferred debt issuance costs related to the Revolving Facility are classified as assets, and the Corporation is amortizing such costs over the term of the Revolving Facility. The current portion of the Revolving Facility deferred debt issuance costs of $0.5 million is the amount to be amortized over the next twelve months and is reflected in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The long-term portion of the Revolving Facility deferred debt issuance costs of $1.7 million is reflected in "Other Assets" in the Condensed Consolidated Balance Sheets.

In addition to cash flows from operations, the Revolving Facility under the Credit Agreement is the primary source of daily operating capital for the Corporation and provides additional financial capacity for capital expenditures, repurchases of common stock, and strategic initiatives, such as acquisitions.

TLA Facility

As of October 3, 2026, the Corporation had $343 million of borrowings outstanding under the TLA Facility. The TLA Facility has a scheduled maturity date of the earlier of (a) 5 years after the Closing Date or December 10, 2030 (the “TLA Maturity Date”) or (b) a customary springing maturity date. The TLA Facility is subject to principal amortization which began on the last business day of March 2026 with quarterly principal payments due thereafter through the TLA Maturity Date. The quarterly amortization payments are equal to the following amounts of the original principal amount of the Term A Loans: (i) 0.625% for the first four full fiscal quarters after the Closing Date; (ii) 1.25% for the fifth through twelfth full fiscal quarters after the Closing Date; (iii) 1.875% for the thirteenth through sixteenth full fiscal quarters after the Closing Date; and (iv) 2.5% for the seventeenth full fiscal quarter after the Closing Date through the TLA Maturity Date.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of deferred debt issuance costs related to the TLA Facility, which are classified as a reduction of long-term debt, are being amortized over the term of the TLA Facility. The TLA Facility deferred debt issuance costs do not reduce the amount owed by the Corporation under the TLA Loans. As of October 3, 2026, the TLA Facility deferred debt issuance costs balance of $1.7 million is reflected as a reduction to "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

TLB Facility

As of October 3, 2026, the Corporation had $496 million principal amount of borrowings outstanding under the TLB Facility. Under Amendment No. 3 to the Credit Agreement, on June 10, 2026, all previously outstanding Term B Loans were refinanced and replaced with the 2026 Replacement Term B Loans, constituting a new $499 million tranche of term loans. Remaining terms of the TLB Facility were substantially unchanged. The TLB Facility continues to have a scheduled maturity date of (a) 7 years after the Closing Date or December 10, 2032 (the “TLB Maturity Date”) or (b) a customary springing maturity date. The TLB Facility is subject to principal amortization which began on the last business day of March 2026 with quarterly principal payments due thereafter through the TLB Maturity Date. The quarterly amortization payments are in equal amounts of 0.25% of the original principal amount of the 2026 Replacement Term B Loans for each full fiscal quarter following the execution of Amendment No. 3 through the TLB Maturity Date.

The Corporation deferred the related debt issuance costs for the Credit Agreement. The proportionate share of deferred debt issuance costs related to the TLB Facility, which are classified as a reduction of long-term debt, are being amortized over the term of the TLB Facility. The refinancing of the TLB Facility in June 2026 was treated as a partial extinguishment so that, as a result, a portion of the previously deferred debt issuance costs were recognized as Interest Expense in the Condensed Consolidated Statements of Comprehensive Income during the second quarter of 2026. The TLB Facility deferred debt issuance costs do not reduce the amount owed by the Corporation under the 2026 Replacement Term B Loans. As of October 3, 2026, the TLB Facility deferred debt issuance costs balance of $7.7 million is reflected as a reduction to "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

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

The Credit Agreement contains financial covenants in respect of the Revolving Facility and TLA Facility that require the maintenance of a maximum net leverage ratio and a minimum interest coverage ratio for periods after the Closing Date. The Corporation is required to maintain a maximum Net Leverage Ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of less than or equal to (i) 4.25 to 1.00 as of the end of each of the first, second, third and fourth full fiscal quarters ending after the Closing Date, (ii) 4.00 to 1.00 as of the end of each of the fifth and sixth full fiscal quarters ending after the Closing Date, and (iii) 3.50 to 1.00 as of the end of the seventh full fiscal quarter ending after the Closing Date and as of the end of each fiscal quarter thereafter. In addition, in respect of the Revolving Facility and the TLA Facility the Corporation is required to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) as of the end of each fiscal quarter of greater than or equal to 3.50 to 1.00. The Corporation was in compliance with these financial covenants as of October 3, 2026.

Public Notes

As of January 3, 2026, the Corporation had outstanding a total of $450 million principal amount of public notes (the "Public Notes"), consisting of $351 million of principal amount of public notes issued by the Corporation in connection with the Steelcase acquisition in exchange for Steelcase public notes in the same principal amount, and $99 million principal amount of public notes issued by Steelcase that were not exchanged.

At the acquisition date, the Corporation adjusted the public notes acquired to fair value by recognizing a market discount. Additionally, the Corporation deferred the related debt issuance costs for the Credit Agreement. The fair value adjustment and proportionate share of the deferred debt issuance costs related to the Public Notes, which are classified as a reduction of long-term debt, are being amortized over the term of the Public Notes. The Public Notes discount and deferred debt issuance costs do not reduce the amount owed by the Corporation under the Public Notes. As of October 3, 2026, the Public Notes discount balance and deferred debt issuance costs of $10.0 million are reflected as a reduction to "Long-Term Debt" in the Condensed Consolidated Balance Sheets.

Debt Acquired in Dealer Acquisition

As part of the acquisition of a dealer during the third quarter of 2026, the Corporation assumed the dealer's existing debt arrangements of $35 million, composed of a $23 million asset-based revolving credit facility and a $12 million redemption note. As of October 3, 2026 borrowings outstanding under these debt arrangements were $27 million and $12 million, respectively. See "Note 3. Acquisitions and Divestitures" for further information on acquisitions.

Note 8.  Income Taxes

The Corporation’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The following table summarizes the Corporation’s income tax provision:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Income before income taxes	$121.3	$57.4	$136.8	$138.3
Income taxes	$31.3	$16.2	$34.5	$34.9
Effective tax rate	25.8%	28.2%	25.2%	25.3%

The Corporation’s effective tax rate for the three months ended October 3, 2026 was lower than the rate for the prior-year period, primarily due to the impact of non-deductible transaction costs in the prior period.

The Corporation's effective tax rate for the nine months ended October 3, 2026 remained flat compared to the prior-year period. The current year was primarily impacted by the jurisdictional mix of earnings, offset by increased research and development tax credits, while the prior-year rate was impacted by non-deductible transaction costs.

Note 9.  Fair Value Measurements of Financial Instruments

For recognition purposes, on a recurring basis, the Corporation is required to measure at fair value its marketable securities, derivative financial instruments, put option liabilities, and auction rate securities. The marketable securities are comprised of money market funds, government securities, corporate bonds, and mutual funds. When available, the Corporation uses quoted market prices to determine fair value and classifies such measurements within Level 1. Where market prices are not available, the Corporation makes use of observable market-based inputs (prices or quotes from published exchanges and indexes) to calculate fair value using the market approach, in which case the measurements are classified within Level 2. Significant unobservable inputs, which are classified within Level 3, are used in the estimation of the fair value of put option liabilities and auction rate securities, determined using a simulation model based on assumptions including future cash flows, discount rates, and volatility. The activity for assets and liabilities measured at estimated fair value using Level 3 during the current- and prior-year periods was immaterial.

Financial instruments measured at fair value were as follows:

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance as of October 3, 2026
Cash and cash equivalents (including money market funds) (1)	$110.3	$110.3	$—	$—
Restricted Cash (3)	$9.0	$9.0	$—	$—
Mutual funds (3)	$8.0	$8.0	$—	$—
Government securities (3)	$8.6	$—	$8.6	$—
Corporate bonds (3)	$5.4	$—	$5.4	$—
Auction Rate Security (3)	$2.7	$—	$—	$2.7
Interest rate swap derivative - liability (4)	$(0.3)	$—	$(0.3)	$—
Put option liability (5)	$(5.6)	$—	$—	$(5.6)

Balance as of January 3, 2026
Cash and cash equivalents (including money market funds) (1)	$209.2	$209.2	$—	$—
Restricted Cash (3)	$8.8	$8.8	$—	$—
Mutual funds (3)	$11.7	$11.7	$—	$—
Government securities (3)	$7.0	$—	$7.0	$—
Corporate bonds (3)	$6.5	$—	$6.5	$—
Foreign exchange forward contracts - assets (2)	$2.2	$—	$2.2	$—
Auction Rate Security (3)	$2.7	$—	$—	$2.7
Interest rate swap derivative - liability (4)	$(2.0)	$—	$(2.0)	$—
Foreign exchange forward contracts - liabilities (4)	$(0.4)	$—	$(0.4)	$—
Put option liability (5)	$(5.6)	$—	$—	$(5.6)
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

Note 10.  Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

The following tables summarize the components of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss), net of tax, as applicable:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of January 3, 2026	$1.6	$0.1	$3.3	$(1.5)	$3.5
Other comprehensive income (loss) before reclassifications	(10.9)	(0.4)	—	0.9	(10.4)
Tax (expense) or benefit	—	0.1	—	(0.2)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	0.6	0.6
Balance as of October 3, 2026	$(9.3)	$(0.2)	$3.3	$(0.2)	$(6.4)
Amounts in parentheses indicate reductions to equity.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Debt Securities	Pension and Post-retirement Liabilities	Derivative Financial Instrument	Accumulated Other Comprehensive Income (Loss)
Balance as of December 28, 2024	$(6.9)	$(0.1)	$(0.1)	$(1.1)	$(8.3)
Other comprehensive income (loss) before reclassifications	0.3	0.3	—	(0.9)	(0.3)
Tax (expense) or benefit	—	(0.1)	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6.0	—	2.0	0.2	8.3
Balance as of September 27, 2025	$(0.6)	$0.1	$2.0	$(1.6)	$(0.1)
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

In November 2023, the Corporation entered into an interest rate swap transaction to hedge $100 million of outstanding variable-rate borrowings against future interest rate volatility. Under the terms of this interest rate swap, the Corporation pays a fixed rate of 4.7 percent and receives a one-month Secured Overnight Financing Rate (SOFR) on a $100 million notional value expiring June 14, 2027. As of October 3, 2026, the fair value of the Corporation’s interest rate swap liability was $0.3 million. See "Note 9. Fair Value Measurements of Financial Instruments." The unrealized change in value of the interest rate swap is reported net of tax as $0.2 million in "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets.

The following table details the reclassifications from accumulated other comprehensive income (loss):

		Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Derivative financial instrument
Interest rate swap	Interest expense, net	$(0.3)	$(0.1)	$(0.8)	$(0.3)
	Income taxes	0.1	0.0	0.2	0.1
Pension and post-retirement liabilities
Pension settlement	Selling and administrative expenses	—	—	—	(2.7)
	Income taxes	—	—	—	0.7
Foreign currency translation
HNI India divestiture	Restructuring, impairment, and loss on divestiture	—	(0.3)	—	(6.0)
	Net of tax	$(0.2)	$(0.4)	$(0.6)	$(8.3)
Amounts in parentheses indicate reductions to profit.

Dividend

The Corporation declared and paid cash dividends per common share as follows:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Dividends per common share	$1.04	$1.01

Stock Repurchase

The following table summarizes shares repurchased and settled by the Corporation:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Shares repurchased	0.1	1.8
Average price per share	$46.84	$45.95

Cash purchase price	$(6.3)	$(83.3)
Purchases unsettled as of quarter end	0.7	—
Prior year purchases settled in current year	—	(0.2)
Shares repurchased per cash flow	$(5.6)	$(83.6)

As of October 3, 2026, $277.9 million of the Corporation’s stock repurchase authorization by the board of directors remained available.

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

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS"):

	Three Months Ended - October 3, 2026			Three Months Ended - September 27, 2025
Computation of Earnings Per Share	Net Income	Basic Shares	Dilutive Shares	Net Income	Basic Shares	Dilutive Shares
Amounts used in calculating earnings per share	$90.0	73.1	73.3	$41.2	45.8	46.7
Impact of participating shares	(1.0)	(0.8)	(0.8)	—	—	—
Amounts used in calculating earnings per share, excluding participating securities	$89.0	72.3	72.5	$41.2	45.8	46.7

Earnings per share		$1.23	$1.23		$0.90	$0.88

	Nine Months Ended - October 3, 2026			Nine Months Ended - September 27, 2025
Computation of Earnings Per Share	Net Income	Basic Shares	Dilutive Shares	Net Income	Basic Shares	Dilutive Shares
Amounts used in calculating earnings per share	$102.3	73.1	73.2	$103.4	46.3	47.3
Impact of participating shares	(1.5)	(1.1)	(1.1)	—	—	—
Amounts used in calculating earnings per share, excluding participating securities	$100.8	72.0	72.1	$103.4	46.3	47.3

Earnings per share		$1.40	$1.40		$2.23	$2.19

Potentially dilutive shares from stock-based compensation plans included in dilutive shares were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Potentially dilutive shares from stock-based compensation plans	0.2	0.9	0.1	1.0

The year-over-year increase in shares outstanding in 2026 was primarily due to the issuance of 25.2 million shares in December 2025 as part of the consideration to acquire Steelcase.

The weighted-average common stock equivalents presented above do not include the effect of the common stock equivalents in the table below because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Common stock equivalents excluded because their inclusion would be anti-dilutive	0.1	—	0.1	0.1

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

There were no stock options granted during the periods covered below, and as of October 3, 2026, there was no unrecognized compensation cost related to stock option awards.

The following table summarizes expense associated with these plans:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Compensation cost	$5.8	$3.3	$33.5	$13.3
The increase in stock-based compensation expense in the current year was driven by increased grants including new participants following the acquisition of Steelcase. See "Note 3. Acquisitions and Divestitures" for further information on the acquisition of Steelcase.

The units granted by the Corporation had fair values as follows:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Restricted stock units	$16.7	$7.3
Performance stock units	$16.1	$7.2

The following table summarizes unrecognized compensation expense and the weighted-average remaining service period for non-vested stock units as of October 3, 2026:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period (years)
Non-vested restricted stock units	$8.7	1.4
Non-vested performance stock units	$14.2	1.2

Note 13.  Guarantees, Commitments, and Contingencies

The Corporation utilizes letters of credit and surety bonds in the amount of approximately $58 million to back certain insurance policies and payment obligations. Additionally, the Corporation periodically utilizes trade letters of credit and bankers' acceptances to guarantee certain payments to suppliers; as of October 3, 2026, there was $6 million outstanding related to these types of guarantees. The letters of credit, bonds, and bankers' acceptances reflect fair value as a condition of their underlying purpose and are subject to competitively determined fees.

The Corporation periodically guarantees borrowing arrangements involving certain workplace furnishings dealers and third-party financial institutions. The remaining terms of outstanding guarantees are less than 5 years in length and generally require the Corporation to make payments directly to the financial institution in the event that the dealer is unable to repay its borrowings in accordance with the stated terms. The aggregate amount guaranteed by the Corporation in connection with these agreements is approximately $6 million as of October 3, 2026. The Corporation has determined the likelihood of making future payments under these guarantees is not probable and the associated liability is immaterial.

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

Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. On April 20, 2026, U.S. Customs and Border Protection ("CBP") launched the Consolidated Administration and Processing of Entries ("CAPE") process to permit importers to seek refunds of previously paid IEEPA tariffs.

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

The Workplace Furnishings segment designs, manufactures, and markets a broad line of commercial office furniture which includes panel-based and freestanding furniture systems, seating, storage, benching, tables, architectural products, social collaborative items, ancillary products, education products, and hospitality products. The Residential Building Products segment manufactures and markets a full array of gas, wood, electric, and pellet-fueled fireplaces, inserts, stoves, facings, outdoor fire pits and fire tables, and accessories.

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

Reportable segment data reconciled to the Corporation’s condensed consolidated financial statements was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net Sales:
Workplace furnishings	$1,417.9	$516.9	$3,927.1	$1,473.9
Residential building products	175.0	166.9	485.7	476.7
Total	$1,592.9	$683.8	$4,412.9	$1,950.6
Cost of Sales:
Workplace furnishings	$822.2	$304.1	$2,336.3	$875.9
Residential building products	92.2	91.6	251.0	262.1
Total	$914.4	$395.7	$2,587.2	$1,138.0
Selling and Administrative Expenses:
Workplace furnishings	$457.2	$149.5	$1,355.6	$442.6
Residential building products	47.6	45.3	141.2	135.9
General corporate	28.8	19.5	84.6	58.8
Total	$533.6	$214.4	$1,581.5	$637.4
Acquisition and Related Costs:
Workplace furnishings	$0.0	$—	$8.5	$—
General corporate	0.9	8.3	0.1	8.3
Total	$0.9	$8.3	$8.6	$8.3
Restructuring, Impairment, and Loss on Divestiture:
Workplace furnishings	$6.8	$0.8	$35.9	$9.1
Residential building products	0.5	—	7.0	—
General corporate	—	0.0	0.3	0.6
Total	$7.3	$0.8	$43.1	$9.7
Operating Income (Loss):
Workplace furnishings	$131.7	$62.5	$190.8	$146.3
Residential building products	34.7	30.0	86.5	78.6
General corporate	(29.7)	(27.9)	(85.0)	(67.7)
Total	$136.7	$64.6	$192.4	$157.2
Other Non-Operating Income, Net	4.0	—	8.3	—
Interest Expense, Net	19.4	7.2	63.8	18.9
Income Before Income Taxes	$121.3	$57.4	$136.8	$138.3

Depreciation and Amortization Expense:
Workplace furnishings	$62.3	$16.2	$186.7	$49.6
Residential building products	3.6	3.8	11.4	11.2
General corporate	4.5	4.9	13.7	14.7
Total	$70.4	$24.9	$211.8	$75.4
Capital Expenditures (including capitalized software):
Workplace furnishings	$23.6	$16.8	$78.4	$37.6
Residential building products	2.7	2.1	8.4	7.6
General corporate	0.1	0.7	4.3	5.6
Total	$26.4	$19.6	$91.1	$50.8

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

	October 3, 2026	January 3, 2026
Supplier finance programs obligations	$31.2	$26.1

Note 16. Restructuring, Impairment, and Loss on Divestiture

Restructuring and impairment activity in the current year primarily relates to the Corporation's manufacturing network optimization initiatives and structural cost actions, which consists primarily of severance and associated expenses, taken across the business. In Workplace Furnishings these costs are mainly the result of facility closure and consolidation costs related to the Wayland, New York facility, along with the termination of Steelcase’s multi-year ERP implementation project. The facility closure and consolidation costs are comprised of cash and non-cash set-up and move costs recorded to cost of sales, including accelerated depreciation and asset relocation and disposal costs. Current-year cash restructuring costs were also incurred for employee benefits in connection with support function consolidation initiatives in Workplace Furnishings. In Residential Building Products, these costs are related to the held for sale status of a small residential building products business. Assets held for sale are included in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.

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

		Three Months Ended		Nine Months Ended
	Classification	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Workplace Furnishings
Facility closure and consolidation costs	Cost of sales	$3.2	$0.3	$11.2	$1.9

Divestiture of HNI India	Restructuring, impairment, and loss on divestiture	—	0.3	—	6.1
Structural cost actions	Restructuring, impairment, and loss on divestiture	6.8	0.5	26.3	3.1
Long-lived asset impairments	Restructuring, impairment, and loss on divestiture	—	—	9.5	—

Residential Building Products
Facility closure and consolidation costs	Cost of sales	0.2	—	0.8	—

Structural cost actions	Restructuring, impairment, and loss on divestiture	0.2	—	1.0	—
Long-lived asset impairments	Restructuring, impairment, and loss on divestiture	0.3	—	5.9	—

General Corporate
Structural cost actions	Restructuring, impairment, and loss on divestiture	—	—	0.3	—
Divestiture of HNI India	Restructuring, impairment, and loss on divestiture	—	—	—	0.6
Total		$10.8	$1.0	$55.0	$11.6

Accrued restructuring expenses are included in "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. Current-year cash activity is as follows:

Nine Months Ended
October 3, 2026
Balance at beginning of period	$13.1

Restructuring charges during the period (excluding impairments & accelerated depreciation)	34.7
Cash payments for restructuring charges during the period	(33.4)

Balance at end of period	$14.4

In the prior year-to-date period, cash payments related to restructuring activities were $6.0 million.

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

The investment balances as of January 3, 2026 were acquired as part of the December 10, 2025 acquisition of Steelcase. The valuation of those acquired investments is preliminary and subject to change during the measurement period. See "Note 3. Acquisitions and Divestitures" for further information on the Steelcase acquisition. The current year increase is related to the Corporation entering into various agreements with dealers to drive alignment, further the dealer relationship, and gain commitments for sale of the Corporation's products.

The Corporation's investments in unconsolidated affiliates and related direct ownership interests are recorded in "Other Assets" in the Condensed Consolidated Balance Sheets and are summarized below:

	October 3, 2026		January 3, 2026
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments:
Dealer relationships	$40.9	25%-40%	$38.4	25% - 40%
Manufacturing joint venture	7.5	49%	8.0	49%
	48.4		46.4
Cost method investments:
Dealer relationships	32.7	18%	5.8	Less than 10%
Other	0.0	Less than 10%	2.2	Less than 10%
	32.7		8.0
Total investments in unconsolidated affiliates	$81.0		$54.4

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

References in this management's discussion and analysis to "HNI" and the "Corporation" are to HNI and its consolidated subsidiaries.

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

The Corporation's business is subject to seasonal fluctuations, with higher net sales and earnings typically generated in the second half of the year. As a consequence, interim period results may not be indicative of full-year performance.

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

During the third quarter of 2026, the Corporation continued its focus on cost and expense management to drive profit growth in response to worsening inflation, geopolitical uncertainty, and ongoing housing softness. In Workplace Furnishings, the focus remains on driving net sales growth and expanding margins. The cost management actions taken in the first three quarters of 2026 within the segment are in addition to previously announced synergies associated with the integration of Steelcase, the realization of which is slightly ahead of expectations. The Corporation also continues to expect additional savings from manufacturing network optimization in the legacy Workplace Furnishings businesses over the 2026 - 2028 period. The Residential Building Products segment remains focused on driving net sales outperformance, while maintaining strong margins. The business continues to navigate challenging housing market dynamics resulting from affordability issues from elevated interest rates and home prices. The combination of the Corporation's disciplined cost management, Steelcase synergies, and legacy manufacturing network optimization projects continues to strengthen its earnings visibility story.

Consolidated net sales for the third quarter of 2026 were $1.6 billion, an increase of 133 percent compared to net sales of $683.8 million in the prior-year quarter, with net sales in the Workplace Furnishings segment increasing 174 percent, and net sales in the Residential Building Products segment increasing 4.8 percent. Consolidated and Workplace Furnishings net sales include year-over-year increases of $856.6 million and $14.1 million related to the acquisition of Steelcase in December 2025 and a Workplace Furnishings dealer in September 2026, respectively. See "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information about the acquisitions.

Net income attributable to the Corporation in the third quarter of 2026 was $90.0 million compared to $41.2 million in the third quarter of 2025. The current quarter included accretive operating results from Steelcase, favorable price-cost, improved net productivity, and higher volume in the legacy HNI business. These factors were offset partially by Steelcase purchase accounting, increased interest expense, and restructuring and impairment charges, inclusive of restructuring amounts recorded to cost of goods sold.

Results of Operations

The following table presents certain results of operations:

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	Change		October 3, 2026	September 27, 2025	Change
Net sales	$1,592.9	$683.8	133%		$4,412.9	$1,950.6	126%
Cost of sales	914.4	395.7	131%		2,587.2	1,138.0	127%
Gross profit	678.5	288.1	136%		1,825.6	812.6	125%
Selling and administrative expenses	533.6	214.4	149%		1,581.5	637.4	148%
Acquisition and related costs	0.9	8.3	(89.4)%		8.6	8.3	3.8%
Restructuring, impairment, and loss on divestiture	7.3	0.8	846%		43.1	9.7	345%
Operating income	136.7	64.6	112%		192.4	157.2	22.4%
Other non-operating income, net	4.0	—	NM		8.3	—	NM
Interest expense, net	19.4	7.2	170%		63.8	18.9	238%
Income before income taxes	121.3	57.4	111%		136.8	138.3	(1.1)%
Income taxes	31.3	16.2	93.2%		34.5	34.9	(1.2)%
Net income attributable to non-controlling interest	0.0	—	NM		0.0	0.0	NM
Net income attributable to HNI Corporation	$90.0	$41.2	118%		$102.3	$103.4	(1.1)%

As a Percentage of Net Sales:
Net sales	100.0%	100.0%			100.0%	100.0%
Gross profit	42.6	42.1	50	bps	41.4	41.7	-30	bps
Selling and administrative expenses	33.5	31.3	220	bps	35.8	32.7	310	bps
Acquisition and related costs	0.1	1.2	-110	bps	0.2	0.4	-20	bps
Restructuring and impairment charges	0.5	0.1	40	bps	1.0	0.5	50	bps
Operating income	8.6	9.4	-80	bps	4.4	8.1	-370	bps
Income taxes	2.0	2.4	-40	bps	0.8	1.8	-100	bps
Net income attributable to HNI Corporation	5.6	6.0	-40	bps	2.3	5.3	-300	bps

Three Months Ended October 3, 2026 and September 27, 2025

Net Sales

Consolidated net sales for the third quarter of 2026 increased 133 percent compared to the same quarter last year. The increase was driven by the acquisition of Steelcase in December of 2025, which increased year-over-year net sales by $856.6 million. The acquisition of a workplace furnishings dealer in the current quarter increased year-over-year net sales by $14.1 million.

Gross Profit

Gross profit as a percentage of net sales increased 50 basis points in the third quarter of 2026 compared to the same quarter last year, driven by favorable price-cost and improved net productivity, which were partially offset by impacts from the acquisition of Steelcase.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased 220 basis points in the third quarter of 2026 compared to the same quarter last year. The increase was driven by impacts from the acquisition of Steelcase, including $24.8 million of amortization costs related to intangible assets, and higher input costs, which were partially offset by higher net sales.

Acquisition and Related Costs

In the current quarter, the Corporation recorded costs of $0.9 million associated with the Steelcase acquisition, compared to $8.3 million of acquisition and related costs incurred in the prior-year period. Acquisition and related costs consist primarily of retention compensation and other professional service fees in the current-year period, and professional service fees in the prior-year period. See "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements for further information about the Steelcase acquisition.

Restructuring and Impairment Charges

In the third quarter of 2026, the Corporation recorded charges of $7.3 million, primarily related to structural cost actions. In the prior-year quarter, $0.8 million of charges were recorded, primarily related to the Corporation's manufacturing network optimization projects.

Operating Income

In the third quarter of 2026, operating margin contracted 80 basis points compared to the same quarter last year. This decrease was driven by impacts from the acquisition of Steelcase, including $24.8 million of purchase accounting with respect to intangible amortization related to the preliminary valuation of Steelcase, and $10.8 million of restructuring and impairment charges inclusive of restructuring amounts recorded to cost of sales, the effects of which were partially offset by improved net productivity, favorable price-cost, and higher net sales in the legacy HNI business.

Interest Expense, Net

Interest expense, net for the third quarter of 2026 increased to $19.4 million from $7.2 million in the same quarter last year. The increase was driven by higher average outstanding borrowings incurred to fund the acquisition of Steelcase. See "Note 7. Debt" in the Notes to Condensed Consolidated Financial Statements for further information about such financing.

Income Taxes

The Corporation’s income tax expense for the third quarter of 2026 was $31.3 million on income before taxes of $121.3 million, or an effective tax rate of 25.8 percent. For the third quarter of 2025, the Corporation’s income tax expense was $16.2 million on income before taxes of $57.4 million, or an effective tax rate of 28.2 percent. The decrease in the effective tax rate was primarily due to the impact of non-deductible transaction costs in the prior period.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $90.0 million, or $1.23 per diluted share, in the third quarter of 2026, compared to net income of $41.2 million, or $0.88 per diluted share, in the third quarter of 2025.

Nine Months Ended October 3, 2026 and September 27, 2025

Net Sales

Consolidated net sales for the first nine months of 2026 increased 126 percent compared to the same period last year. The increase was driven by the acquisition of Steelcase in the prior year, which increased year-over-year net sales by $2.4 billion.

Gross Profit

Gross profit as a percentage of net sales decreased 30 basis points in the first nine months of 2026 compared to the same period last year, driven by impacts from the acquisition of Steelcase, including $36.4 million of purchase accounting primarily related to inventory step-up, partially offset by favorable price-cost, tariff refunds in the second and third quarters of 2026, and improved net productivity.

Selling, General, and Administrative Expenses

Selling and administrative expenses as a percentage of net sales increased 310 basis points in the first nine months of 2026 compared to the same period last year. The increase was driven by impacts from the acquisition of Steelcase, including $74.5 million of purchase accounting primarily related to amortization of intangibles, increased input costs and variable compensation.

Acquisition and Related Costs

In the current-year period, the Corporation recorded costs of $8.6 million associated with the Steelcase acquisition, compared to $8.3 million of acquisition and related costs incurred in the prior-year period.

Restructuring, Impairment, and Loss on Divestiture

In the first nine months of 2026, the Corporation recorded charges of $43.1 million primarily related to the termination of Steelcase's multi-year ERP implementation project, structural cost actions, the Corporation's manufacturing network optimization project, and an impairment charge related to a small residential building products business. In the prior-year period, the Corporation incurred charges of $9.7 million, primarily in connection with the loss on sale of the HNI India business.

Operating Income

In the first nine months of 2026, operating margin contracted 370 basis points compared to the same period last year. This decrease was driven by impacts from the acquisition of Steelcase, including $110.9 million of inventory step-up and intangible amortization costs related to the preliminary valuation of Steelcase, and $55.0 million of restructuring and impairment charges inclusive of restructuring amounts recorded to cost of sales, the effects of which were partially offset by net impact of tariffs, favorable price-cost, and improved net productivity.

Interest Expense, Net

Interest expense, net for the first nine months of 2026 was $63.8 million, compared to $18.9 million for the same period last year. The increase was driven by higher average outstanding borrowings incurred to fund the acquisition of Steelcase.

Income Taxes

The Corporation’s income tax expense for the first nine months of 2026 was $34.5 million on income before taxes of $136.8 million, or an effective tax rate of 25.2 percent. For the first nine months of 2025, the Corporation’s income tax expense was $34.9 million on income before taxes of $138.3 million, or an effective tax rate of 25.3 percent. The effective tax rate remained flat compared to the prior-year period, with the current year primarily impacted by the jurisdictional mix of earnings, offset by increased research and development tax credits, while the prior year rate was impacted by non-deductible transaction costs.

Net Income Attributable to HNI Corporation

Net income attributable to the Corporation was $102.3 million, or $1.40 per diluted share, in the first nine months of 2026, compared to net income of $103.4 million, or $2.19 per diluted share, in the first nine months of 2025.

Workplace Furnishings

The following table presents certain results of operations in the Workplace Furnishings segment:

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	Change		October 3, 2026	September 27, 2025	Change
Net sales	$1,417.9	$516.9	174%		$3,927.1	$1,473.9	166%
Operating income	$131.7	$62.5	111%		$190.8	$146.3	30.5%
Operating income %	9.3%	12.1%	-280	bps	4.9%	9.9%	-500	bps

Three Months Ended October 3, 2026 and September 27, 2025

Third quarter 2026 net sales for the Workplace Furnishings segment increased 174 percent compared to the same quarter last year. The increase was driven by the acquisition of Steelcase in December of 2025, which increased net sales by $856.6 million and the acquisition of a workplace furnishings dealer in the current quarter, which increased net sales by $14.1 million.

Operating income as a percentage of net sales in the third quarter of 2026 decreased 280 basis points compared to the same period in 2025. The decrease was driven by impacts from the acquisition of Steelcase, including $24.8 million of purchase accounting with respect to intangible amortization primarily related to the preliminary valuation of Steelcase, and $10.0 million of restructuring and impairment costs, partially offset by favorable price-cost, improved net productivity, and net tariff impacts.

Nine Months Ended October 3, 2026 and September 27, 2025

Net sales for the first nine months of 2026 for the Workplace Furnishings segment increased 166 percent compared to the same period last year. The increase was driven by the acquisition of Steelcase in December of 2025, which increased net sales by $2.4 billion.

Operating income as a percentage of net sales in the first nine months of 2026 decreased 500 basis points compared to the same period in 2025. The decrease was driven by impacts from the acquisition of Steelcase, including $110.9 million of purchase accounting with respect to inventory step-up and intangible amortization related to the preliminary valuation of Steelcase, $47.0 million of restructuring and impairment costs, and $8.5 million of acquisition and related costs, as well as lower volume in the legacy HNI business, the effects of which were partially offset by net tariff impacts, favorable price-cost, and improved net productivity.

Residential Building Products

The following table presents certain results of operations in the Residential Building Products segment:

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	Change		October 3, 2026	September 27, 2025	Change
Net sales	$175.0	$166.9	4.8%		$485.7	$476.7	1.9%
Operating income	$34.7	$30.0	15.6%		$86.5	$78.6	10.0%
Operating income %	19.8%	18.0%	180	bps	17.8%	16.5%	130	bps

Three Months Ended October 3, 2026 and September 27, 2025

Third quarter 2026 net sales for the Residential Building Products segment increased 4.8 percent compared to the same quarter last year, as increased net sales in remodel-retrofit were partially offset by lower net sales in new construction.

Operating income as a percentage of net sales increased 180 basis points in the third quarter of 2026 from the same quarter last year, driven by improved net productivity and higher net sales volume.

Nine Months Ended October 3, 2026 and September 27, 2025

Net sales for the first nine months of 2026 for the Residential Building Products segment increased 1.9 percent compared to the same period last year, as increased net sales in remodel-retrofit were mostly offset by decreased net sales in the new home market.

Operating income as a percentage of net sales in the first nine months of 2026 increased 130 basis points compared to the same period last year driven by improved net productivity, favorable price-cost, and net tariff impacts, partially offset by $7.7 million in restructuring costs and lower net sales volume.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments, coupled with cash flow from future operations, borrowing capacity expected to be available under the Corporation's existing revolving credit facility, and the Corporation's ability to access capital markets, are expected to be adequate to fund the Corporation's operations and satisfy its other cash requirements for at least the next twelve months. The Corporation can access the full $425 million of borrowing capacity available under its revolving credit facility, which includes the $45 million of borrowings outstanding as of October 3, 2026, and maintain compliance with specified financial covenants.

Cash Flow – Operating Activities

Operating cash flows were a source of $163.3 million of cash for the first nine months of 2026 compared to a source of $198.9 million of cash for the first nine months of 2025. Higher working capital usage, driven by increased receivables from Steelcase activity and the settlement of certain acquisition-related expense accruals, was the primary driver of the difference versus the year-ago period, which was partially offset by higher depreciation and amortization related to the Steelcase acquisition.

Cash Flow – Investing Activities

Capital Expenditures - Capital expenditures, including capitalized software, for the first nine months of 2026 were $91.1 million compared to $50.8 million for the same period last year. The increase in activity during the current-year period was due to the acquisition of Steelcase during December 2025, described in "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements. The current-period capital expenditures are primarily applied to machinery, equipment, and tooling required to support continuing operations, continuous improvements, and cost savings initiatives in the manufacturing processes. Additionally, in support of the Corporation's long-term strategy to create effortless winning experiences for customers, the Corporation continues to invest in technology and digital capabilities. For the full year 2026, capital expenditures are expected to be approximately $125 to $130 million.

Acquisitions and Divestitures - Investing activities in the current year included $24.1 million to acquire a workplace furnishings dealer in the third quarter. In the prior year, the Corporation received $8.1 million from the sale of a small foreign subsidiary. For more information on acquisition and divestiture activity, see "Note 3. Acquisitions and Divestitures" in the Notes to Condensed Consolidated Financial Statements.

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

The Corporation also has borrowings outstanding under (i) a senior secured TLA Facility, (ii) a senior secured TLB Facility, (iii) Public Notes, and (iv) debt assumed as part of a current-quarter dealer acquisition. During the second quarter of 2026, the Corporation refinanced borrowings under the TLB Facility, achieving a reduction of the borrowing rate on the TLB Facility. Cash flows included in financing activities in the current period include the refinancing of the borrowings under the TLB Facility and related debt issuance costs along with the scheduled principal amortization payments under the TLA and TLB Facilities.

During the third quarter of 2026, the Corporation repaid a $56.0 million loan against its COLI asset and associated interest.

Dividends - The Corporation is committed to maintaining or modestly increasing the quarterly dividend rate. Cash dividends declared and paid per common share were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Dividends per common share	$0.35	$0.34	$1.04	$1.01

During the third quarter of 2026, the Board of Directors declared the regular quarterly cash dividend at the rate of $0.35 per share on August 17, 2026. This represents a $0.01 per share or 2.9 percent increase from the prior quarterly dividend level. The dividend was paid on September 11, 2026 to shareholders of record as of August 28, 2026.

Stock Repurchase - The Corporation’s capital strategy related to stock repurchase is focused on offsetting the dilutive impact of issuances of common stock pursuant to equity awards granted for various compensation-related matters. The Corporation also may elect to opportunistically purchase additional shares based on excess cash generation and/or share price considerations. During the nine months ended October 3, 2026, the Corporation spent $5.6 million to repurchase 0.1 million shares of its common stock. As of October 3, 2026, $277.9 million was available under the current authorization of the Board of Directors for repurchase of shares by the Corporation. See "Note 10. Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity" in the Notes to Condensed Consolidated Financial Statements for further information.

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

Cash Requirements

Various commitments and obligations associated with ongoing business and financing activities will result in cash payments in future periods. A summary of the amounts and estimated timing of these future cash payments is presented in the 2025 Form 10-K. There were no material changes outside the ordinary course of business in the Corporation’s contractual obligations or the estimated timing of the future cash payments during the first nine months of 2026.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 aims to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of costs and expenses, including purchases of inventory, employee compensation, selling expenses, depreciation, and intangible asset amortization within commonly presented captions on the face of the income statement. Disclosures are required to be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU becomes effective for the Corporation for its fiscal year ending December 2027, and for interim periods beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation expects additional detailed disclosures to be made for several cost and expense categories following adoption of the ASU, but continues to evaluate the full impact of this guidance on the Condensed Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes internal-use software guidance, eliminating accounting consideration for software development stages, and requiring instead cost capitalization when management has authorized and is committed to funding the project and it is probable the project will be completed and the software used for its intended function. The ASU becomes effective beginning with the first fiscal quarter of 2028, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance to the Consolidated Financial Statements, and expects that adoption could impact the capitalization patterns of its internal use software.

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

Forward-Looking Statements

Statements in this report to the extent they are not statements of historical or present fact, including statements as to plans, outlook, objectives, and future financial performance, are "forward-looking" statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "anticipate," "believe," "could," "confident," "estimate," "expect," "forecast," "hope," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "should," "will," "would," and variations of such words and similar expressions identify forward-looking statements. Forward-looking statements in this report about the Steelcase acquisition include, but are not limited to, statements about the completion and the benefits of the transaction, including future financial and operating results, the combined company's plans, objectives, expectations and intentions, and other statements that are not historical facts.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Corporation's actual results in the future to differ materially from expected results. The most significant factors known to the Corporation that may adversely affect the Corporation's business, operations, industries, financial position, or future financial performance are described within Item 1A of the 2025 Form 10-K. The Corporation cautions readers not to place undue reliance on any forward-looking statement, which is based necessarily on assumptions made at the time the Corporation provides such statement, and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described elsewhere in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 3, 2026, there have been no material changes to the financial market risks affecting the quantitative and qualitative disclosures presented in Item 7A of the 2025 Form 10-K.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Corporation, the Corporation’s management carried out an evaluation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15 and 15d – 15. As of October 3, 2026, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except with respect to the internal controls over financial reporting of (i) Steelcase, which was acquired in December 2025, and (ii) a workplace furnishings dealer acquired in September 2026 (see "Note 3. Acquisitions and Divestitures" in the Notes to the Condensed Consolidated Financial Statements). In conducting its evaluation of the effectiveness of internal control over financial reporting, the Corporation has elected to exclude Steelcase Inc. and the workplace furnishings dealer from its evaluation as of October 3, 2026, as permitted by the regulations of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see "Note 13. Guarantees, Commitments, and Contingencies" in the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the information set forth in this report, consideration should be given to the risks and uncertainties discussed in the "Risk Factors" section of the 2025 Form 10-K, which could materially affect the Corporation's business, financial condition, and results of operations. Additional risks and uncertainties not currently known or that are currently deemed immaterial by management also may adversely affect the Corporation's business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The Corporation repurchases shares under previously announced plans authorized by the Board of Directors. The Corporation’s most recent share purchase authorization from August 17, 2026 authorized repurchase of $200 million of shares in addition to the previously available amount, with no specific expiration date. As of October 3, 2026, $277.9 million was authorized and available for the repurchase of shares by the Corporation. The authorization does not obligate the Corporation to purchase any shares and the authorization may be terminated, increased, or decreased by the Board of Directors at any time.

The following is a summary of share repurchase activity during the third quarter of 2026.

Period	Total Number of Shares (or Units) Purchased (in thousands)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (in millions)
07/05/26 - 08/01/26	—	$—	—	$84.3
08/02/26 - 08/29/26	—	$—	—	$284.3
08/30/26 - 10/03/26	135.0	$46.84	135.0	$277.9
Total	135.0		135.0
Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

The following table presents information about each adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K, by directors and officers of the Corporation (as "officer" is defined in Rule 16a-1(f) under the Exchange Act) during the three months ended October 3, 2026.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non- Rule 10b5-1	Original Adoption Date	Total Shares to be Sold	Original Expiration Date
Brian S. Smith, President, Hearth & Home Technologies	Adopt	August 14, 2026	X			1,676	February 26, 2027
Jeffrey D. Lorenger, Chairman, President, and Chief Executive Officer	Terminate	September 4, 2026	X		February 27, 2026	382,208	May 28, 2027

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
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

HNI Corporation

Date: November 3, 2026	By:	/s/ Vincent P. Berger
Vincent P. Berger
Executive Vice President and Chief Financial Officer